Form 10QSB
period 1996-08-31
SAFE AID PRODUCTS INC
filed 1996-10-15
CIK 829117

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended August 31, 1996              Commission File No. 33-
---------------------------------              -----------------------
                                               20064-NY


                         SAFE AID PRODUCTS INCORPORATED
         --------------------------------------------------------------
         (Exact Name of Small Business Issuer as Specified in Charter)


            Delaware                                     22-2824492
-------------------------------                 ---------------------------
(State or other jurisdiction of                 (I.R.S. Employer ID. Number)
 incorporation or organization)


               c/o Lazer, Aptheker, Feldman, Rosella & Yedid, LLP
                          35 Pinelawn Road, Suite 203W
                          Melville, New York 11747-3105
                          -----------------------------
                    (Address of Principal executive offices)

                                 (516) 364-3887
                            -------------------------
                           (Issuer's telephone number)


         Check whether the Issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.
Yes___X___   No______

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practible date.

    Common Stock   $.00001 Par Value                        702,977,200 shares

                           as of May 31, 1996

------------------------------------------------------------------------------

         Transitional Small Business Disclosure Format (check one):
Yes___X___    No______

                                      INDEX

                         SAFE AID PRODUCTS INCORPORATED



                                                                      Page No.
PART I.   FINANCIAL INFORMATION                                       --------
-------------------------------

Item 1.           Financial Statements

                  Balance Sheets - August 31, 1996
                  (unaudited) and November 30, 1995                      3

                  Statement of Stockholders' Equity
                  date of inception (May 21, 1987)
                  through August 31, 1996                                4-5

                  Statement of Operations - three months
                  ended August 31, 1996 and 1995 (unaudited);
                  nine months ended August 31, 1996 and 1995
                  (unaudited); and from inception (May 21, 1987)
                  through August 31, 1996 (unaudited)                    6-7

                  Statement of Cash Flows - nine months ended
                  August 31, 1996 and 1995 (unaudited)                   8

                  Notes to Financial Statements
                  August 31, 1996 (unaudited)                            9-12


PART II.  OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                       13

                         SAFE AID PRODUCTS INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                     ASSETS

                                                  August 31        NOVEMBER 30
                                                    1996               1995
                                                 (UNAUDITED)



CURRENT ASSETS
   Cash                                               $2,753          $2,191
                                                      ------          ------
          Total Current Assets                         2,753           2,191

MACHINERY AND EQUIPMENT
    Net of accumulated depreciation
     of $4,258                                           -0-             -0-
                                                      ------          ------
      TOTAL ASSETS                                    $2,753          $2,191
                                                      ======          ======

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Shareholder loans                                $11,000          $5,000
    Accrued expenses                                   7,039           6,941
                                                      ------          ------
      TOTAL CURRENT LIABILITIES                       18,039          11,941
                                                      ------          ------
STOCKHOLDERS' EQUITY
    Common stock $.00001 par value
      950,000,000 shares authorized;
      702,977,200 issued and outstanding               7,030           7,030
    Additional paid in capital                     1,548,969       1,548,969
    Deficit accumulated during
      development stage                           (1,571,285)     (1,565,749)
                                                  ----------      ----------
      TOTAL                                          (15,286)         (9,750)
                                                  ----------      ----------
      TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                        $2,753          $2,191
                                                      ======          ======




                                          SAFE AID PRODUCTS INCORPORATED
                                           (A DEVELOPMENT STAGE COMPANY)
                                         STATEMENT OF STOCKHOLDERS' EQUITY



                                                                                             Deficit
                                                                                           Accumulated
                                                                          Additional         During               Total
                                               Common Stock                Paid-in         Development        Stockholders'
                                            Shares          Amount         Capital            Stage              Equity
                                            ------          ------         -------            -----              ------

Date of inception - May 21, 1987                         $              $                $                  $

Issuance of common stock
    for cash to founders                 100,000,000         1,000            9,000                                 10,000
                                         -----------         -----            -----         --------                ------
Balance, November 30, 1987               100,000,000         1,000            9,000                                 10,000

Issuance of common stock for
    cash to outside investors
    from December 1, 1987 through
    February 11, 1988                    350,000,000         3,500          152,014                                155,514

Public issuance of shares for
    cash, net of expenses, during
    the period April 11, 1988
    through June 30, 1988                150,000,000         1,500        1,212,341                              1,213,841

Issuance of common stock for
    services during August 1988            4,050,000            40           80,960                                 81,000

Issuance of common stock for
   cash in connection with
    exercise of warrants during
    November 1988                            675,000             7           13,493                                 13,500

Net loss for the year ended
    November 30, 1988                                                                       (414,054)            (414,054)
                                         -----------         -----        ---------         --------             ---------
Balance, November 30, 1988,              604,725,000         6,047        1,467,808         (414,054)            1,059,801

Issuance of common stock for
    services from December 1988
    to October 1989                        1,700,000            18           26,482                                 26,500

Issuance of common stock for
    cash in connection with
    exercise of warrants during the
    year ended November 30, 1989           2,027,200            20           40,524                                 40,544

Net loss for the year ended
    November 30, 1989                                                                       (561,463)             (561,463)
                                         -----------         -----        ---------         --------             ---------
Balance, November 30, 1989               608,452,200         6,085        1,534,814         (975,517)              565,382

Issuance of common stock for
    cash in connection with
    exercise of warrants during the
    year ended November 30, 1990              25,000             -              500                                    500

Net loss for the year ended
    November 30, 1990                                                                       (353,012)             (353,012)
                                         -----------         -----        ---------         --------             ---------
Balance, November 30, 1990               608,477,200         6,085        1,535,314       (1,328,529)              212,870



                                                            (Continued)




                                          SAFE AID PRODUCTS INCORPORATED
                                           (A DEVELOPMENT STAGE COMPANY)
                                         STATEMENT OF STOCKHOLDERS' EQUITY





                                                                                              Deficit
                                                                                            Accumulated
                                                                          Additional           During           Total
                                             Common Stock                   Paid-in         Development     Stockholders'
                                       Shares            Amount             Capital            Stage            Equity
                                       ------            ------             -------            -----            ------

Net loss for the year ended
    November 30, 1991                                                                         (108,242)        (108,242)
                                       -----------         -----         ----------         ----------          -------
Balance, November 30, 1991             608,477,200         6,085          1,535,314         (1,436,771)         104,628

Net loss for the year ended
    November 30, 1992                                                                          (58,009)         (58,009)
                                       -----------         -----         ----------         ----------          -------
Balance, November 30, 1992             608,477,200         6,085         $1,535,314         (1,494,780)          46,619

Issuance of common stock for
    services for the year ended
    November 30, 1993                      500,000             5                495                                 500

Net loss for the year ended
    November 30, 1993                                                                          (44,479)         (44,479)
                                       -----------         -----         ----------         ----------          -------
Balance, November 30, 1993             608,977,200         6,090          1,535,809         (1,539,259)           2,640

Issuance of common stock for
    services for the year ended
    November 30, 1994                   94,000,000           940             13,160                              14,100

Net loss for the year ended
    November 30, 1994                                                                           (7,441)          (7,441)
                                       -----------         -----         ----------         ----------          -------
Balance, November 30, 1994             702,977,200         7,030          1,548,969         (1,546,700)           9,299

Net loss for the year ended
    November 30, 1995                                                                          (19,049)         (19,049)
                                       -----------         -----         ----------         ----------          -------
Balance, November 30, 1995             702,977,200         7,030          1,548,969         (1,565,749)          (9,750)

Net loss for the nine months
    ended August 31, 1996
    (unaudited)                                                                                 (5,536)          (5,536)
                                       -----------         -----         ----------         ----------          -------
Balance, August 31, 1996
    (unaudited)                        702,977,200        $7,030         $1,548,969        $(1,571,285)        $(15,286)
                                       ===========        ======         ==========        ===========         ========

                         SAFE AID PRODUCTS INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                    UNAUDITED





                                                    For The Three
                                                    Months Ended
                                                      August 31
                                               1996                 1995
REVENUE
      Net sales                            $       -0-         $
                                            ----------          -----------
          TOTAL REVENUES                           -0-
                                            ----------          -----------
EXPENSES
    Selling, general and
     administrative                              2,290                7,236
                                            ----------          -----------
          TOTAL                                  2,290                7,236
                                            ----------          -----------
NET INCOME (LOSS)                          $    (2,290)        $     (7,236)
                                            ----------          -----------
LOSS PER SHARE:
   Net loss per share                      $     (NIL)         $       (NIL)
                                           ----------           -----------
Weighted average number of
    common shares outstanding              702,977,200          702,977,200
                                           ===========          ===========

                                          SAFE AID PRODUCTS INCORPORATED
                                           (A DEVELOPMENT STAGE COMPANY)
                                              STATEMENT OF OPERATIONS
                                                     UNAUDITED




                                                                   For the Nine               From Inception
                                                                   Months Ended               (May 21, 1987)
                                                                     August 31                 to August 31,
                                                            1996               1995                1996
REVENUE
    Net sales                                              $9,828             $9,819              $227,211
    License fees                                              -0-                -0-                10,000
    Interest income                                           -0-                 25               120,676
                                                          -------           --------           -----------
        TOTAL REVENUES                                      9,828              9,844               357,887
                                                          -------           --------           -----------
EXPENSES
    Cost of sales                                           7,599              7,589               195,875
    Selling, general and administrative                     7,765             18,152               918,675
    Research and development                                  -0-                -0-               594,618
    Selling expenses                                          -0-                -0-                65,642
    Depreciation and amortization                             -0-                -0-                29,443
    Loss - inventory obsolescence                             -0-                -0-               124,919
                                                          -------           --------           -----------
       TOTAL                                               15,364             25,741             1,929,172
                                                          -------           --------           -----------
NET LOSS                                                  $(5,536)          $(15,897)          $(1,571,285)
                                                          =======           ========           ===========
LOSS PER SHARE:
    Net loss per share                                    $ (NIL)           $  (NIL)           $     (NIL)
                                                           =======           ========           ==========
Weighted average number of
common shares outstanding                             702,977,200        702,977,200           634,303,556
                                                      ===========        ===========           ===========


                               SAFE AID PRODUCTS INCORPORATED
                                (A DEVELOPMENT STAGE COMPANY)
                                   STATEMENT OF CASH FLOWS
                                          UNAUDITED



                                                                  For The Nine
                                                                  Months Ended
                                                                   August 31
                                                             1996             1995
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                    $(5,536)        $(15,897)
                                                            -------         --------
Changes in operating assets and liabilities:
    Increase (decrease) in liabilities:
        Accounts payable and accrued expenses                    98            6,407
                                                            -------         --------
            TOTAL ADJUSTMENTS                                    98            6,407
                                                            -------         --------
            NET CASH USED BY OPERATING ACTIVITIES            (5,438)          (9,490)

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of stockholders loans                                                 (400)
Loans from stockholders                                       6,000            5,400
                                                            -------         --------
            NET CASH PROVIDED BY FINANCING ACTIVITIES         6,000            5,000
                                                            -------         --------
INCREASE (DECREASE) IN CASH                                     562           (4,490)

BEGINNING CASH BALANCE                                        2,191            9,221
                                                            -------         --------
ENDING CASH BALANCE                                         $ 2,753         $  4,731
                                                            =======         ========


                         SAFE AID PRODUCTS INCORPORATED
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                AUGUST 31, 1996
                                  (UNAUDITED)



NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Safe Aid Products Incorporated ("the Company") was incorporated on May 21, 1987 in the State of Delaware to engage in manufacturing and marketing of a disinfectant product for sale in dental and medical offices and hotel and motel markets, as well as in the retail over-the-counter market, and to engage in research and development regarding nasal and transdermal delivery of aspirin and other drugs. At present, the Company remains in its development stage. Its activities to date consist of limited sales of disinfectant products and the investigation of the nasal and transdermal delivery of aspirin and other drugs.

The Company's financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company reported net losses of $19,049 and $7,441 for the fiscal years ended November 30, 1995 and 1994, respectively. The continuation of the Company is dependent upon obtaining additional capital or financing and the eventual achievement of sustained profitable operations. To obtain these objectives, management is pursuing a number of options, including continued efforts towards the licensing of patents related to the nasal and transdermal delivery of aspirin and other drugs. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The financial data for the nine and three months ended August 31, 1996 and 1995 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the management, necessary for a fair presentation of the results of operations for such periods.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates and assumptions.


Depreciation

Depreciation of machinery and equipment is computed under an accelerated method over five year estimated useful lives of the related assets.


Net Loss Per Share

Net loss per average common and common equivalent share has been computed on the basis of the weighted average number of common shares and equivalents outstanding during the respective periods. The effects on loss per share resulting from the assumed issuance of reserved shares and the assumed exercise of warrants in all periods presented are antidilutive and, therefore, not included in the calculations.

                         SAFE AID PRODUCTS INCORPORATED
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                AUGUST 31, 1996
                                  (UNAUDITED)



NOTE 2 - INCOME TAXES

No provision has been made in the accompanying financial statements for income taxes payable because of the Company's operating loss from operations. At November 30, 1995, the Company has approximately $1,552,900 of operating loss carryforwards for financial reporting and income tax purposes that expire through the year 2010. Additionally, the Company has approximately $44,000 of research and development credits available to offset future income taxes through the year 2005.


NOTE 3: STOCKHOLDERS' EQUITY

The Articles of Incorporation provide for the authorization of 950,000,000 shares of common stock at $.00001 par value. Original capital contributed was $10,000 in payment for the issuance of 100,000,000 shares of common stock.

During the period from December 1, 1987 through February 11, 1988, an additional 350,000,000 shares were issued for an aggregate consideration of $155,514.

In June of 1988, the Company completed a sale of 150,000 units to the public at a price of $10 per unit. The Company received proceeds in the amount of $1,213,841, net of commissions and expenses to the underwriter, legal, accounting and other expenses related to the public offering in the amount of $286,159. Each unit consisted of 1,000 shares of common stock, $.00001 par value, and 500 redeemable common stock warrants designated redeemable Warrant "A". Each redeemable Warrant "A" would upon exercise, entitle the holder to purchase one share of common stock for $.02 per share and to receive one redeemable Class "B" Common Stock purchase warrant. Each redeemable Class "B" Common Stock purchase warrant would, upon exercise, entitle the holder to purchase one share of common stock for $.05 per share. These exercise periods of both the Class "A" and Class "B" warrants have been extended by the Board of Directors through January 11, 1997. At November 30, 1995, 147,272,800 shares of common stock are reserved in connection with such warrants.

The shares of common stock and common stock purchase warrants were immediately detachable from the units upon closing of the public offering and are, to the extent a market exists, therefore, traded separately from the common stock.

In August 1988, 4,050,000 shares of common stock were issued to certain consultants of the Company as compensation for their services rendered. These shares have been valued by the Company at $.02 per share. The Company recorded these shares as research and development expense.

During November 1988, 675,000 redeemable Class "A" Common Stock purchase warrants were exercised at a price of $.02 per share. The Company received proceeds of $13,500 upon the exercise of these warrants.

                         SAFE AID PRODUCTS INCORPORATED
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                AUGUST 31, 1996
                                  (UNAUDITED)



NOTE 3: STOCKHOLDERS' EQUITY - continued

In December 1988, 750,000 shares of common stock were issued to an unrelated company as an inducement to enter into a license agreement at $.02 per share. The Company recorded these shares as research and development expense.

In March 1989, 200,000 shares of common stock were issued to an unrelated party as compensation for services rendered to the Company. These shares have been valued by the Company at $.02 per share. The Company recorded these shares as public relations expense.

In October 1989, 750,000 shares of common stock were issued to unrelated parties as compensation for services rendered to the Company. These shares have been valued by the Company at $.Ol per share. The Company recorded these shares as consulting and research and development expense.

During the years ended November 30, 1989 and 1990, 2,027,200 and 25,000 redeemable Class "A" Common Stock purchase warrants were exercised at a price of $.02 per share, respectively. The Company received proceeds of $ 40,544 and $500 upon the exercise of these warrants, respectively.

On January 8, 1993, the Company issued 500,000 shares of the Company's common stock in consideration of consulting services. The shares were valued at $.001 per share.

In January and February of 1994, 94,000,000 shares of common stock were issued to certain officers and consultants of the Company and to one of the Company's law firms as compensation for their services rendered and to induce them to continue to provide their services to the Company. These shares have been valued by the Company at $.00015 per share and the Company recorded these shares as general and administrative expenses during the year ended November 30, 1994.


NOTE 4 - COMMITMENTS AND CONTINGENCIES

On July 25, 1994, the Company entered into a license agreement with CMR Group, Inc. ("CMR") in which the Company granted to CMR an exclusive license to develop and market the Company's patent rights relating to TCGU or bleaching products. In consideration for granting CMR this license, the Company received a license fee of $10,000 in 1994 and will receive royalties of 10% of the net revenue from all sales of products containing TCGU until the Company receives $1,000,000, and 7% of the net revenue from such sales thereafter.

There were no royalties earned pursuant to this agreement during the years ended November 30, 1995 and 1994 and for the nine months ended August 31, 1996.

                         SAFE AID PRODUCTS INCORPORATED
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                AUGUST 31, 1996
                                  (UNAUDITED)


NOTE 4 - COMMITMENTS AND CONTINGENCIES - continued

On January 25, 1988, the Company entered into a research agreement with the University of Kentucky Research Foundation (UKRF). Pursuant to the terms of the agreement, the Company offered a grant in the amount of $100,000 per year, in exchange for specific research to be performed by UKRF. The Company paid $100,000 for the year ended November 30, 1988 and $75,000 for the year ended November 30, 1989. No grants were offered subsequent to 1989. All inventions or discoveries pursuant to the research agreement shall be owned by UKRF.
UKRF has granted an option to the Company for the exclusive license of any such invention or discoveries. Upon exercising its option, the Company shall pay a license fee up to $10,000. Certain members of the Company's Advisory Board are professors at the University of Kentucky. On August 30,1988 the Company exercised its option with respect to certain patent rights. Additionally, the Company shall pay annual royalties during the term of the agreement based upon annual direct and indirect net sales as follows:

i.   2.0% royalty on all direct sales.

ii. For all indirect sales for which the Company receives a royalty, 1/3 of such royalty is to be paid to UKRF. This royalty payment cannot be less than 1% or more than 2% of such indirect sales.

iii. For all indirect sales for which the Company receives a license fee, 20% of such license fee is to be paid to UKRF.

There has been no activity with respect to this agreement during the years ended November 30, 1995 and 1994 and for the nine months ended August 31, 1996.

On January 25, 1988, the Company entered into a license agreement with UKRF in connection with the right to use certain information and patents concerning the derivation of aspirin. The agreement also required a non-refundable license issue fee of $5,000 upon execution. Additionally, the Company shall pay a royalty in an amount equal to 2% of the net sales of the licensed product as defined in the agreement. There has been no activity with respect to this agreement during the years ended November 30, 1995 and 1994 and for the nine months ended August 31, 1996.

The Company leased operating facilities located in Hauppauge, New York on a month-to-month basis at an approximate monthly rental of $150. The Company also leased storage space in warehouses on a month-to-month basis at an aggregate current monthly rental of $436. All leases were terminated during the year ended November 30, 1995. Rent expense under all leases for the years ended November 30, 1995 and 1994 was $2,958 and $7,002 respectively.


NOTE 5 - SALES TO MAJOR CUSTOMER

Sales to one major customer aggregated 100% of the Company's net sales for the years ended November 30, 1995 and for the nine months ended August 31, 1996.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           None

                  (b)      Reports

                           A Form 8-K dated June 12, 1996 was filed in order
to report the increase in the trading volume of the Company's common stock on the OTC Bulletin Board.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            SAFE AID PRODUCTS INCORPORATED

                                            /s/ Stanley Snyder
                                            ------------------
                                            Stanley Snyder, President

Dated:  October 15, 1996