Form 10KSB
period 1996-11-30
SAFE AID PRODUCTS INC
filed 1997-02-28
CIK 829117

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the Fiscal Year Ended November 30, 1996
                         Commission File Number 0-17746


                         SAFE AID PRODUCTS INCORPORATED
-------------------------------------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)


          Delaware                                           22-2824492
----------------------------------            ---------------------------------
(State or other jurisdiction of                     (I.R.S. Employer ID. Number
 incorporation or organization)

c/o Lazer, Aptheker, Feldman,
  Rosella & Yedid, LLP
225 Old Country Road, Melville, NY                            11747
----------------------------------            ---------------------------------
    (Address of principal                                  (Zip Code)
     executive offices)

Registrant's telephone no., including area code (516) 364-3887
                                                --------------

         Securities registered pursuant to Section 12(g) of the Act:

                                      None
-------------------------------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety (90) days.  Yes __X__   No _____.

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. __X__

         Issuer's revenues for the most recent fiscal year were $19,647.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $7,732,749.20 on December 31, 1996 based upon the latest published average bid price ($.011) at the close of the market on February 5, 1997, the most recently available bid date for the Registrant's Common Stock.

         The approximate number of shares outstanding of the Registrant's common stock on February 5, 1997 was 702,977,200. The approximate number of "A" Warrants outstanding as of November 30, 1996 was 72,272,800 convertible into 72,272,800 shares of common stock at $.02 per share. Each outstanding A Warrant, upon exercise, will result in the issuance of one redeemable "B" Warrant. As of November 30, 1996 there were approximately 2,727,200 B Warrants outstanding exercisable into 2,727,200 shares of common stock at $.05 per share.

Transitional Small Business Disclosure Format (check one):
Yes __X__    No _____


                             PART I (Alternative 2)

Business
--------

         The Registrant was incorporated in the State of Delaware on May 21, 1987. On June 30, 1988 the Registrant completed an initial public offering of its securities pursuant to which 150,000 Units were sold for gross proceeds of $1,500,000. Each Unit consisted of 1,000 shares of common stock and 500 redeemable Class A Common Stock Purchase Warrants. Each A Warrant is exercisable at $.02 per warrant into one share of common stock and one redeemable Class B Common Stock Purchase Warrant. Each B Warrant is exercisable at $.05 per warrant into one share of common stock. A Warrants were exercisable through July 11, 1989 unless extended, and B Warrants were exercisable from July 11, 1989 through April 11, 1990, unless extended.

         The Registrant's Board of Directors has voted to extend the exercise periods of the Company's A and B Warrants through January 9, 1998. In order for the Warrants to be exercised, an amendment to the Registrant's Registration Statement must be filed with, and declared effective by, the United States Securities and Exchange Commission. The Registrant is assessing the possibility of filing or having declared effective, an amendment to its Registration Statement. Among the factors being considered are the activity of the market relative to the proposed exercise price of the warrants and the cost of filing such amendment to its Registration Statement.

         Research and Development

         Subsequent to the completion of the Registrant's initial public offering, the Registrant supported research at the College of Pharmacy, University of Kentucky in the following three fields:

                  (a) Nasal delivery of water soluble aspirin for relief of migraine headache.

                  (b) Transdermal delivery of commercially available, non-steroidal anti-inflammatory agents.

                  (c) Chlorinating agents with potential utility as safe, biodegradable general disinfectants and agents.

         The Registrant desires to enter into license agreements with pharmaceutical companies, both domestically and abroad, with respect to Patent No. 4,485,287. Although the Registrant would seek to have the licensees assume the responsibility of obtaining final FDA approvals, the Registrant has completed certain pre-clinical bioavailability studies on laboratory animals at the University of Kentucky College of Pharmacy and has completed certain eye and nose irritation studies at independent FDA approved laboratories with FDA approved protocols. The results of these studies appear to indicate that there is no irritation to the membrane from the buffered aspirin solution. The Registrant has also completed the following additional studies as part of its efforts to obtain data supporting the safety and efficacy of nasal aspirin: ENT Evaluation of Nasal Cavity (University of Pittsburgh), Nasal Absorption (Allegheny General Hospital), Formulation and Pharmacokinetics of Intravenous Aspirin, Systematic Absorption of Intranasal Aspirin in Rats, Aspirin and Salycylate Levels in Rat Plasma, Gastrointestinal Irritation Analysis, Nasal Irritation Study in Rabbits, Nasal Absorption of Aspirin in Humans (University of Pittsburgh), Stability of Aspirin Nasal Solutions, and Tests of Nasal Spray container. Protocols have been formulated for human studies and the Registrant obtained preliminary results from a marketing study conducted by ADI Research, Inc. to determine patient acceptance of an aspirin nasal spray product. The Registrant also sponsored and funded a study by Medeval, Ltd. at the University of Manchester, Manchester, U.K., to compare the pharmokinetics of nasally delivered aspirin as compared to oral administration.

         The Registrant has insufficient funds to undertake protracted human evaluation or comply with other requirements imposed by the FDA. In that regard, the Registrant has sought and continue to desire to enter into either a sublicensing agreement or a joint venture agreement with established pharmaceutical companies to assist in obtaining final approvals and to assist in marketing of the product. (See "Government Regulation").

         The Registrant has also funded additional research at the University of Kentucky College of Pharmacy on the potential use of a new family of agents as safe, biodegradable disinfectant and purification agents. This research has isolated a compound utilizing "N-Chloroamino Acids". This compound has been sent to an independent laboratory to evaluate its bactericidal properties. Such a delivery system could have widespread applications ranging from purification of swimming pool water to sterilization of surgical instrument. The Registrant is not, at this time, actively pursuing research on this agent.

         On July 21, 1989 the Registrant announced that it filed for a New Patent Application for a powder detergent composition with chlorine dioxide. Although this patent was denied, on February 14, 1990 Dr. Dittert filed a patent for a "Novel Polymer Coated Bleaching Composition," which patent was issued December 12, 1990 and assigned to the Registrant for nominal consideration. Effective as of July 25, 1994, the Registrant entered into a License Agreement with CMR Group, Inc. ("CMR") pursuant to which the Registrant granted to CMR an exclusive license to develop and market the Registrant's patent rights in U.S. Patent No. 5,000,869 relating to TCGU or bleaching products.

         The Registrant supported additional research at the University of Colorado and the University of Cincinnati Medical School relating to the intranasal administration of Albuterol. On October 12, 1990 and October 15, 1990, respectively, patent applications were filed for "Novel Method of Administering Atropine and Dosage Form Containing Same," and "Novel Method of Administering a Sympathomimetic Amine and Dosage Form Containing Same." These applications have been denied.

         The total amount spent on research and development by the Registrant during its fiscal year ending November 30, 1995 was $0. The total amount spent on research and development during its fiscal year ending November 30, 1996 was $0.

         Government Regulation

         As indicated above, the Registrant's ability to market new drugs depends upon its ability to obtain from the drug regulatory authorities in the United States and in various foreign countries the approvals necessary to permit marketing of proposed drugs.

         In the United States, the pharmaceutical industry is subject to stringent regulation by various federal, state and municipal agencies, particularly as to safety and efficacy of product, advertising and labeling. Since the 1962 amendments to Federal Food, Drug and Cosmetic Act, the FDA's regulatory powers over the pharmaceutical industry include requiring substantial evidence of safety and efficacy of new drugs. These requirements have increased materially the expense of developing and introducing new drugs. The Registrant is endeavoring to meet the requirements summarized below in order to obtain FDA approval, as well as other applicable requirements.

         The Registrant has submitted and the FDA has approved an Investigational New Drug Application ("IND") for nasal aspirin.

In the IND, the sponsor is required to submit to the FDA information including the composition of the drug, its source, results of preclinical investigations in the laboratory and on animals, acute animal toxicity studies and protocols for future research work. Acceptance of this documentation by the FDA authorized the Registrant to proceed with the clinical studies, which for human uses are usually divided into three phases.

         The Registrant has commenced the first phase ("Phase I") of the investigation which requires the study of the new drug's pharmacological effects. As a rule, the human subjects in this phase are healthy. These tests are conducted in a small number of volunteers. The purpose of drug administration is both to observe toxic effects, if they appear, and to determine tolerance levels of the drug. Assuming that the risk of the drug, if any, is of such proportion to the potential beneficial uses to warrant further study, Phase II. In Phase II, the new drug is administered in various dose levels to evaluate its effect on the treatment or prevention of specific diseases or conditions for which the drug is intended. A small number of carefully studied subjects participate in these trials. If, as a result of the studies made in Phase I and Phase II (and, if not previously done, metabolic studies), the sponsors can demonstrate reasonable assurance of relative safety and effectiveness, and if the potential value continues to outweigh any undesirable effects, Phase III begins. The new drug is given to a large group of subjects on a controlled basis. The group must be of a sufficient size to provide a statistically meaningful measure of probable results when used in the target population at large. In human tests, during all phases, the patient must be informed about and must acknowledge the experimental use of the drug, unless the physician determines that such disclosure might have unfavorable psychological effects.

         Due to the large expense associated with research, development, obtaining of necessary approvals and eventual manufacturing, the Registrant does not anticipate that it will be capable of undertaking all such phases in the development of any new drug or formulation of an existing drug that may result from funded research or from the patent rights for which the Registrant has received a license. Accordingly, at such time as research evaluations indicate a potentially promising new drug or formulation, the Registrant would seek to sublicense its right to an established pharmaceutical company or seek to co-venture further development of the new drug or formulation. The unavailability of such an established pharmaceutical company to assume or share expenses of research, development and FDA approvals could result in the inability of the Registrant to complete development of new drugs and a consequent adverse effect on the Registrant's proposed operations and financial condition.

         Employees

         At present, the Registrant has one part-time clerical employee and one officer working part-time with respect to the Registrant's business activities. Inasmuch as the Registrant is not currently and does not plan to market any products in the near future, the Registrant does not have any sales force.

         Competition

         With respect to the Registrant's efforts to introduce new drug products, it may be anticipated that the Registrant's efforts to market these products at such time, if ever, that FDA approvals are received, will be met by widespread market acceptance of existing drug products, lack of advertising budget, lack of sales personnel, market resistance to new products and other factors.

         Properties

         Inasmuch as there was limited activity, the Registrant made arrangements to have access to office and conference facilities on an as needed basis at 300 Rabro Drive, Hauppauge, New York 11788. The cost of maintaining these office facilities was $150 per month. This arrangement was terminated during the fiscal year ending November 30, 1995.

Directors, Executive Officers and Significant Employees
-------------------------------------------------------

         The Directors and Executive Officers of the Registrant, their ages and positions are as follows:

Name                              Age           Position Held with Registrant
----                              ---           -----------------------------

Stanley Snyder                    60            President, Director

Melvin M. Fritz, D.O.,            60            Director
  M.D.

Barney Melsky                     69            Secretary, Treasurer and
                                                Director


         Stanley Snyder was elected Director of the Registrant in October, 1987 and in October, 1988 was appointed President of the Registrant. On December 13, 1989, Mr. Snyder was elected President by the Registrant's Board of Directors. Through October 1989, Mr. Snyder was a director and principal shareholder of Mail Boxes Coast to Coast, Inc., a publicly held corporation. He has served as President of H&S Treat & Release, Inc., a publicly held ambulatory medical care center. Since May, 1983, he has acted as a consultant to Global Labs Corp., formerly known as Jaguar Chemical Corp., founded in 1973, and Prudential Chemical Corp., founded in 1976, privately held companies which market industrial chemical products under their own labels. Mr. Snyder was the founder of these companies, which he sold in 1983, and prior to their sale, he had been the President of these companies since their inception. Mr. Snyder is also a principal in two privately held corporations which own and operate one restaurant located in Manhattan.

         Melvin M. Fritz, D.O., M.D. was elected Director of the Registrant in January, 1988. Dr. Fritz has been a practicing physician since 1962 and is a Board Certified Member of the American Board of Family Practice and is a Fellow of the American Academy of Family Physicians. From 1970 to 1982 Dr. Fritz was the Deputy Medical Examiner for Suffolk County and has served in various committee positions with the Town of Huntington and Suffolk County, including the Suffolk County Board of Health, Huntington Financial Disclosure Board and Hunting Board of Ethics. Dr. Fritz received his AB from Cornell University in 1956, his D.O. from the Chicago College of Osteopathic Medicine in 1961 and M.D. from the California College of Medicine in 1962.

         Barney Melsky was elected Director of the Company in December, 1989 and in November, 1996 was appointed Secretary and Treasurer of the Registrant. Mr. Melsky is the sole shareholder of several small film companies that have engaged in the production of television commercials. From 1974 to 1984 Mr. Melsky was President of the Association of Independent Film Producers, and is presently on its Board of Directors. Mr. Melsky is presently on the New York City Mayor's Office for Film, Theatre and Broadcasting and serves on the advisory board to the New York State Governor's Office for Motion Picture and Television Development. Since 1987 Mr. Melsky has been a Vice President of a commercial production company.

         On May 14, 1991, Martin Feldman, D.D.S., the Company's Chairman of the Board and Chief Executive Officer, died leaving a vacancy on the Board of Directors which has not yet been filled.

         On October 29, 1996, Frank Bronchick resigned as Director, Secretary and Treasurer of the Registrant leaving a vacancy on the Board of Directors which has not yet been filed. In November, 1996 Barney Melsky was appointed as the Secretary and Treasurer of the Registrant.

         All officers and directors will serve for a term of one year or until their successors are duly qualified and appointed. Article Seventh of the Registrant's Article of Incorporation provides as follows:

         SEVENTH: No Director of the Corporation shall be liable to the Corporation or its stockholders for monetary damages for breach of fiduciary duty as a director, except for liability (i) for any breach of the director's duty of loyalty to the Corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of the General Corporation Law, or (iv) for any transaction from which the director derived an improper personal benefit.

                                 ADVISORY BOARD

         The Registrant has established an Advisory Board which consists of individuals who may be able to provide advisory assistance to the Registrant and who may or may not receive compensation for their services.

         The Registrant has appointed Anwar A. Hussain, Ph.D. as a member of the Advisory Board. From 1974 to the present Dr. Hussain has been Professor of Pharmacy, Division of Pharmaceutical and Pharmaceutical Analysis, University of Kentucky, College of Pharmacy. From 1973 to 1974 Dr. Hussain was an Adjunct Professor, College of Pharmacy, University of Kansas. From 1972 to 1973 Dr. Hussain was Director of Research and from 1969 to 1972 was principal scientist of Alza Corporation, Lawrence, Kansas. Dr. Hussain has published technical papers in the field of nasal delivery of drugs and holds patents and has patents pending relating to nasal delivery of drugs and is a recognized authority in the field. Dr. Hussain received a B.S. Degree in Pharmacy from the College of Pharmacy, University of Baghdad, Iraq, in 1959. In 1961 he received a M.S. Degree in Pharmacy from St. Louis University School of Pharmacy and in 1964 received a M.S. Degree in Pharmacy from the University of Wisconsin at Madison. In 1965 Dr. Hussain received a Ph.D. in Pharmacy from the University of Wisconsin at Madison. Dr. Hussain owns 56,678,000 shares of the Registrant's Common Stock.

         The Registrant has also appointed Lewis W. Dittert Ph.D. as a member of the Advisory Board. Dr. Dittert is at present Professor of Pharmacy at the University of Kentucky College of Pharmacy. From 1975 until the present, Dr. Dittert has served as a consultant to various pharmaceutical firms and the Food and Drug Administration. From 1978 until 1985 Dr. Dittert was Professor of Pharmacy at the University of Pittsburgh School of Pharmacy. From 1967 through 1968 Dr. Dittert was a professor at the University of Kentucky College of Pharmacy. From 1961 through 1967 Dr. Dittert was Senior Scientist and Group Leader at Smith, Kline & French Laboratories. Dr. Dittert has authored or co-authored over 70 publications and is a member and Fellow of various scientific and industry associations. Dr. Dittert received his Bachelor of Science in Pharmacy from Temple University and his M.S. and Ph.D. in Pharmacy from the University of Wisconsin. Dr. Dittert has been issued 5,000,000 shares of the Registrant's common stock.

Remuneration of Directors and Officers

         Officers and Directors are not currently receiving any compensation and, to date, no officers or directors have received any salary or accumulated same, except that the following have received the following shares of common stock of the registrant:

         Stanley Snyder (Officer/Director)            35,000,000 shares
         Melvin M. Fritz (Director)                    2,000,000 shares
         Barney Melsky (Officer/Director)              2,000,000 shares

         Although the Registrant does not have any pension, profit sharing or bonus program it may institute the same which may include a key employee stock option plan.

Security Ownership of Management and Certain Securityholders
------------------------------------------------------------

         Security Ownership of Certain Beneficial Owners:

         The following table contains information as of February 5, 1996, as to the beneficial ownership of shares of Common Stock of the Registrant of all officers and directors of the Registrant, each person who to the knowledge of the Registrant at that date, was the beneficial owner of 10% or more of the outstanding shares, and all officers and directors of the Registrant as a group.

                        Name and Address       Amount and Nature
                         of Beneficial          of Beneficial          Percent
Title of Class              Owner                Ownership             of Class
--------------          ----------------       -----------------       --------

Common Stock           Estate of Martin         63,048,000               9%
$.00001 par value      J. Feldman*              Officer, Director


Common Stock           David J. Magid*          35,678,000               5.1%
$.00001 par value      40 Woodview Drive        Shareholder
                       Doylestown, P.A.

Common Stock           Robert Reiner*           72,838,456              10.4%
$.00001 par value      3 Doyle Court            Shareholder
                       Port Jefferson, N.Y.

Common Stock           Melvin M. Fritz,                  0               0%
$.00001 par value      D.O., M.D.               Director
                       15 Dewey Street
                       Huntington, NY

Common Stock           Stanley Snyder           129,798,000             18.5%
$.00001 par value      One Penn Plaza           Officer, Director
                       Suite 1503
                       New York, N.Y.

Common Stock           Barney Melsky            2,750,000                 .4%
$.00001 par value      16 Tuxedo Drive          Officer,
                       Melville, N.Y.           Director

Common Stock           All Officers and         195,596,000             27.8%
$.00001 par value      Directors as a group
                       (including
                       Estate of Martin J.
                       Feldman)


* These individuals may be deemed "parents" and "promoters" of the Company under the rules and regulations of the Securities Act of 1933 by virtue of their common stock ownership and their effort in the organization of the Registrant.
(1) See "Directors, Executive Officers, and Significant
Employees."


Interest of Management and Others in Certain Transactions
---------------------------------------------------------

         The Registrant was incorporated in the State of Delaware on May 21, 1987. During the past two (2) years, the Registrant has not issued any additional shares to the officers and directors, or past officers and directors, of the Registrant or to any individuals or firms which have provided services to the Registrant.


                                     PART II

Item 1. Market Price of and Dividends on the Registrant's Common
Equity and Other Shareholder Matters
----------------------------------------------------------------

         (a) The Registrant's Common Stock is traded in the over-the-counter market.

         (b) The following table sets forth the high and low stock closing bid, as reported by the National Quotation Bureau, Inc., for the Registrant's Common Stock, Warrants and Units for the calendar periods indicated:

                         Common Stock                     Units
Period             Bid              Asked            Bid        Asked
                   High/Low         High/Low         High/Low   High/Low
                   --------         --------         --------   --------
1995
----
1st Quarter        .003/.001        .007/.004        U N P R I C E D
2nd Quarter        .0025/.001       .007/.004        U N P R I C E D
3rd Quarter        .0025/.001       .05/.003         U N P R I C E D
4th Quarter        .0015/.001       .05/.003         U N P R I C E D

1996
----

1st Quarter        .002/.0015       .003/.003        U N P R I C E D
2nd Quarter        .06/.002         .07/.003         U N P R I C E D
3rd Quarter        .025/.0075       .026/.0081       U N P R I C E D
4th Quarter        .021/.008        .024/.0085       U N P R I C E D


                      "A" Warrants                         Units
Period             Bid         Asked                Bid         Asked
                   High/Low    High/Low             High/Low    High/Low
                   --------    --------             --------    --------

1995
----

1st Quarter        U N P R I C E D                   U N P R I C E D
2nd Quarter        U N P R I C E D                   U N P R I C E D
3rd Quarter        U N P R I C E D                   U N P R I C E D
4th Quarter        U N P R I C E D                   U N P R I C E D

1996
----

1st Quarter        U N P R I C E D                   U N P R I C E D
2nd Quarter        U N P R I C E D                   U N P R I C E D
3rd Quarter        U N P R I C E D                   U N P R I C E D
4th Quarter        U N P R I C E D                   U N P R I C E D


         The bid quotation of the Common Stock in the over-the-counter market as of the most recent available date, February 5, 1996 was $.011. The above quotation does not include retail mark-ups, mark-downs or commissions and represents prices between dealers and not necessarily actual transactions. The past performance of the Registrant's securities is not necessarily indicative of future performance.

         (b) The approximate number of common stockholders of record of the Registrant as of February 5, 1996 was 1,162.

         (c) The Registrant has never paid cash dividends on its Common Stock. Payment of dividends will be within the sole discretion of the Registrant's Board of Directors and will depend, among other factors, upon earnings, capital requirements and the operating and financial condition of the Registrant. At the present time, the Registrant's anticipated financial capital requirements are such that it intends to follow a policy of retaining earnings in order to finance the development of its business.


Item 2.  Legal Proceedings
         -----------------

         There are no legal proceedings pending to which the Registrant is subject, nor to the knowledge of the Registrant are any such legal proceedings threatened.

Item 3. Changes in and Disagreements with Accountants
        ---------------------------------------------

         There have been no changes in or disagreements with the Registrant's accountants, Scott & Guilfoyle.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         There were no matters submitted to vote of security holders during the last quarter of the period covered by this report.


Item 5. Compliance with Section 16(a) of the Exchange Act
        -------------------------------------------------

         Nothing to report


Item 6. Reports on Form 8-K
        -------------------

         A Form 8-K dated February 19, 1997 was filed in order to report the extension of the time period, until January 9, 1998, during which the Company's warrants may be exercised.


                                    PART F/S

See pages F1- F11

Financial Statements and Supplementary Data
-------------------------------------------

                         SAFE AID PRODUCTS INCORPORATED

                          Index to Financial Statements
                          -----------------------------

                                                           Page

Reports of Independent Certified Public Accountants         F-1

Financial Statements:

Balance Sheets as of November 30, 1993 and 1994             F-2

Statement of Stockholders' Equity for the period            F-3 - F-4
from inception (May 21, 1987) to November 30, 1996

Statements of Operations for each of the two years          F-5
in the period ended November 30, 1996 and cumulative from inception (May 21, 1987) to November 30, 1996

Statements of Cash Flows for each of the two years          F-6
in the period ended November 30, 1996 and cumulative
from inception (May 21, 1987) to November 30,
1996

Notes to Financial Statements                               F-7 - F-10

Financial Data Schedule                                     F-11

All schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.


                                    PART III


Item 1.  Index to Exhibits
         -----------------


Exhibit No.:                     Description                           Filing
------------                     -----------                           ------

3.1                   Certificate of Incorporation                       (1)
3.1                   Amendment to Certificate of Incorporation          (1)
3.2                   By-Laws                                            (1)
4.1                   Amended form of Underwriters' Unit                 (2)
                        Purchase Warrant
4.2                   Form of Class A Common Stock Purchase              (1)
                        Warrant
4.3                   Amended Form of Class A and B Common               (2)
                        Stock Purchase Warrant
4.4                   Amended Form of Warrant Agreement                  (2)
4.5                   Specimen Stock Certificate                         (1)
10.1                  License Agreement with Pettibone                   (1)
                        Laboratories, Inc.
10.2                  Grant Agreement with UKRF                          (1)
10.3                  Grant Agreement with UKRF regarding grant          (1)
10.4                  Letter of Intent with Sunshine                     (1)
                        Chemical Corp.
10.5                  License Agreement with UKRF regarding
                        Aspiring Patents                                 (1)
10.6                  Aspirin Patent - 4,242,330 and 4,241,055           (1)
10.7                  Cryocide Patent - 4,073,888                        (1)
10.8                  Amended License Agreement with Pettibone           (3)
                        Laboratories, Inc.
10.9                  License Agreement with UKRF regarding
                        New Patent Application No. 028750-063            (3)
10.10                 License Agreement with CMR Group, Inc.
                        regarding U.S. Patent No. 5,000,869              (4)


----------
(1)   Form S-18 filed 2/18/88
(2)   Amendment No. 2 to Form S-18 filed 4/11/88
(3)   Form 8-K dated 1/25/89
(4)   Form 8-K dated 7/30/94

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                                 SAFE AID PRODUCTS INCORPORATED

                                                 By: /s/ Stanley Snyder
                                                     --------------------
                                                       Stanley Snyder,
                                                       President, Director


         Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

 Signature                         Title                     Date
 ---------                         -----                     ----

/s/ Melvin M. Fritz               Director                  2/26/97
------------------
Melvin M. Fritz, M.D.


/s/ Barney Melsky                 Secretary,                2/26/97
                                  Treasurer,
                                  Director

                               Scott & Guilfoyle
                          Certified Public Accountants
                           5 Dakota Drive - Suite 206
                          Lake Success, New York 11042

Paul J. Scott. C.P.A.                                             (516) 775-9600
Richard T. Guilfoyle. C.P.A.                                  Fax (516) 328-6638


                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors of
Safe Aid Products Incorporated

We have audited the accompanying balance sheets of Safe Aid Products Incorporated (a development stage company) as of November 30, 1996 and 1995 and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period May 21, 1987 (inception) through November 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period May 21, 1987 (inception) through November 30, 1994, were audited by other auditors whose report dated February 14, 1995 expressed an unqualified opinion on those statements. The financial statements for the period May 21, 1987 (inception) through November 30, 1994 include total revenue and net loss of $338,215 and ($1,546,700) respectively. Our opinion on the statements of operations, shareholders' equity, and cash flows for the period May 21, 1987 (inception) through November 30, 1996 insofar as it relates to amounts for prior periods through November 30, 1994, is based solely on the report of other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position Safe Aid Products Incorporated (a development stage company) as of November 30, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, and the period from May 21, 1987 (inception) to November 30, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Scott & Guilfoyle

Lake Success, New York
February  5, 1997



                                SAFE AID PRODUCTS INCORPORATED
                                 (A DEVELOPMENT STAGE COMPANY)
                                        BALANCE SHEETS
                                          NOVEMBER 30

                                            ASSETS

                                                              1996             1995
CURRENT ASSETS
         Cash                                            $      4,034    $       2,191
                                                         ------------      -----------
                  TOTAL CURRENT ASSETS                          4,034            2,191

MACHINERY AND EQUIPMENT
         Net of accumulated depreciation of $4,258                  0                0
                                                         ------------      -----------

                  TOTAL ASSETS                           $      4,034      $     2,191
                                                         ============      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Shareholder loans                               $     13,500     $      5,000
         Accrued expenses                                       5,293            6,941
                                                          -----------      -----------
                  TOTAL CURRENT LIABILITIES                    18,793           11,941
                                                          -----------      -----------

STOCKHOLDERS' EQUITY
         Common stock $.00001 par value
           950,000,000 shares authorized;

           702,977,200 issued and outstanding                   7,030            7,030
         Additional paid in capital                         1,548,969        1,548,969
         Deficit accumulated during development
           stage                                           (1,570,758)      (1,565,749)
                                                           ----------      -----------
                  TOTAL                                   (    14,759)   (       9,750)
                                                           ----------      -----------

                  TOTAL LIABILITIES AND
                    STOCKHOLDERS' EQUITY               $        4,034   $        2,191
                                                        =============    =============



The accompanying notes are an integral part of these financial statements.



                                                                SAFE AID PRODUCTS INCORPORATED
                                                                (A DEVELOPMENT STAGE COMPANY)
                                                              STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                                      Deficit
                                                                                                    Accumulated
                                                                                   Additional         During            Total
                                                      Common Stock                  Paid-in         Development      Stockholders'
                                               Shares              Amount           Capital            Stage           Equity


Date of inception - May 21, 1987                      0          $      0          $         0     $          0    $            0

Issuance of common stock
 for cash to founders                       100,000,000             1,000                9,000                0            10,000
                                            -----------            ------            ---------       ----------         ---------
Balance, November 30, 1987                  100,000,000             1,000                9,000                0            10,000

Issuance of common stock for
 cash to outside investors from
 December 1, 1987 through
 February 11, 1988                          350,000,000             3,500              152,014                0           155,514

Public issuance of shares for
 cash, net of expenses, during
 the period April 11, 1988
 through June 30, 1988                      150,000,000             1,500            1,212,341                0         1,213,841

Issuance of common stock for
 services during August 1988                  4,050,000                40               80,960                0            81,000

Issuance of common stock for
 cash in connection with
 exercise of warrants during
 November 1988                                  675,000                 7               13,493                0            13,500

Net loss for the year ended
 November 30, 1988                                    0                 0                    0       (  414,054)       (  414,054)
                                            -----------        ----------            ---------         --------         ---------
Balance, November 30, 1988                  604,725,000             6,047            1,467,808       (  414,054)        1,059,801

Issuance of common stock for
 services from December 1988
 to October 1989                              1,700,000                18               26,482                0            26,500

Issuance of common stock for
 cash in connection with
 exercise of warrants during
 the year ended November 30, 1989             2,027,200                20               40,524                0            40,544

Net loss for the year ended
 November 30, 1989                                    0                 0                    0       (  561,463)       (  561,463)
                                            -----------         ---------            ---------        ---------         ---------
Balance, November 30, 1989                  608,452,200             6,085            1,534,814       (  975,517)          565,382


                                                            (continued)

The accompanying notes are an integral part of the financial statements.





                                                                SAFE AID PRODUCTS INCORPORATED
                                                                 (A DEVELOPMENT STAGE COMPANY)
                                                                STATEMENT OF STOCKHOLDERS' EQUITY



                                                                                                      Deficit
                                                                                                    Accumulated
                                                                                    Additional        During             Total
                                                         Common Stock                Paid-in        Development      Stockholders'
                                                  Shares             Amount          Capital           Stage            Equity


Issuance of common stock for cash
 in connection with exercise of
 warrants during the year ended
 November 30, 1990                                  25,000                 0               500                0               500

Net loss for the year ended
 November 30, 1990                                       0                 0                 0      (   353,012)       (  353,012)
                                               -----------         ---------   ---------------      -----------        ----------
Balance, November 30, 1990                     608,477,200             6,085         1,535,314       (1,328,529)          212,870

Net loss for the year ended
 November 30, 1991                                       0                 0                 0      (   108,242)       (  108,242)
                                              ------------         ---------   ---------------      -----------        ----------
Balance, November 30, 1991                     608,477,200             6,085         1,535,314       (1,436,771)          104,628

Net loss for the year ended
 November 30, 1992                                       0                 0                 0     (     58,009)       (   58,009)
                                               -----------         ---------    --------------      -----------         ---------
Balance, November 30, 1992                     608,477,200             6,085         1,535,314       (1,494,780)           46,619

Issuance of common stock for
 services for the year ended
 November 30, 1993                                 500,000                 5               495                0               500

Net loss for the year ended
 November 30, 1993                                       0                 0                 0     (     44,479)       (   44,479)
                                               -----------         ---------   ---------------      -----------         ---------
Balance, November 30, 1993                     608,977,200             6,090         1,535,809       (1,539,259)            2,640

Issuance of common stock for
 services for the year ended
 November 30, 1994                              94,000,000               940            13,160                0            14,100

Net loss for the year ended
 November 30, 1994                                       0                 0                 0    (       7,441)       (    7,441)
                                               -----------          --------      ------------     ------------         ---------
Balance, November 30, 1994                     702,977,200             7,030         1,548,969       (1,546,700)            9,299

Net loss for the year ended
 November 30, 1995                                       0                 0                 0     (     19,049)       (   19,049)
                                               -----------          --------   ---------------      -----------         ---------
Balance, November 30, 1995                     702,977,200             7,030         1,548,969       (1,565,749)       (    9,750)

Net loss for the year ended
 November 30, 1996                                       0                 0                 0    (       5,009)      (     5,009)
                                               -----------         ---------   ---------------     ------------        ----------
Balance, November 30, 1996                     702,977,200           $ 7,030        $1,548,969      $(1,570,758)      $(   14,759)
                                               ===========            ======         =========        =========         =========

The accompanying notes are an integral part of the financial statements.



                                                    SAFE AID PRODUCTS INCORPORATED
                                                     (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENT OF OPERATIONS


                                                          For The Years             From Inception
                                                             Ended                  (May 21, 1987)
                                                           November 30              to November 30

                                                    1996              1995                1996

REVENUE

    Net sales                                    $ 19,647          $  9,819           $  237,030
    License fees                                        0                 0               10,000
    Interest income                                     0                25              120,676
                                                 --------          --------            ---------
             TOTAL REVENUES                        19,647             9,844              367,706
                                                 --------          --------            ---------

EXPENSES

    Cost of sales                                  15,187             7,589              203,463
    Selling, general and
     administrative                                 9,469            21,304              920,379
    Research and development                            0                 0              594,618
    Selling expenses                                    0                 0               65,642
    Depreciation and amortization                       0                 0               29,443
    Loss- inventory obsolescence                        0                 0              124,919
                                                  -------          --------            ---------
             TOTAL                                 24,656            28,893            1,938,464
                                                  -------          --------            ---------

NET LOSS                                         $( 5,009)         $(19,049)         $(1,570,758)
                                                   ======            ======            =========

LOSS PER SHARE:
    Net loss per share                               NIL               NIL                   NIL
                                                   ======           ======                ======
WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING                            702,977,200       702,977,200          654,257,057
                                              ===========       ===========          ===========

The accompanying notes are an integral part of the financial statements.


                                                  SAFE AID PRODUCTS INCORPORATED
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                      STATEMENT OF CASH FLOWS



                                                                     For The Years         From Inception
                                                                         Ended              (May 21, 1987)
                                                                      November 30           to November 30
                                                                 1996           1995             1996

CASH FLOWS FROM OPERATING ACTIVITIES

         Net loss                                              $( 5,009)      $(19,049)      $(1,570,758)
                                                               --------       --------       -----------
         Adjustments to reconcile net loss to net cash
                  used in operating  activities:
           Depreciation and amortization                              0              0            29,443
           Issuance of common stock for services                      0              0           122,100
           Loss on abandonment of assets                              0              0            11,018
         Changes in operating assets and liabilities:
          (Increase) decrease in assets:
           Accounts receivable                                        0              0                 0
            Organization costs                                        0              0        (    1,350)
            Other current assets                                      0             78                 0
           Increase (decrease) in liabilities:
            Accounts payable and accrued expenses               ( 1,648)         6,941             5,293
                                                                 ------         ------      ------------
                  TOTAL ADJUSTMENTS                             ( 1,648)         7,019           166,504
                                                                 ------         ------        ----------

         NET CASH USED BY OPERATING
          ACTIVITIES                                            ( 6,657)       (12,030)       (1,404,254)
                                                                 ------         ------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
         Additions to property and equipment                          0              0        (   39,111)
                                                                 ------         ------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from issuance of common stock                       0              0         1,433,899
         Loans from stockholders                                  8,500          5,000            23,500
         Repayment of stockholders' loans                             0              0        (   10,000)
                                                                 ------         ------         ---------

         NET CASH PROVIDED BY FINANCING
          ACTIVITIES                                              8,500          5,000         1,447,399
                                                                 ------         ------         ---------

INCREASE (DECREASE) IN CASH                                       1,843        ( 7,030)            4,034

BEGINNING CASH BALANCE                                            2,191          9,221                 0
                                                                 ------         ------        ----------
ENDING CASH BALANCE                                           $   4,034       $  2,191       $     4,034
                                                                =======         ======        ==========


The accompanying notes are an integral part of the financial statements.

                         SAFE AID PRODUCTS INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 1996

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Safe Aid Products Incorporated ("the Company") was incorporated on May 21, 1987 in the State of Delaware to engage in manufacturing and marketing of a disinfectant product for sale in dental and medical offices and hotel and motel markets, as well as in the retail over-the counter market, and to engage in research and development regarding nasal and transdermal delivery of aspirin and other drugs. At present, the Company remains in its development stage. Its activities to date consist of limited sales of disinfectant products and the investigation of the nasal and transdermal delivery of aspirin and other drugs.

The Company's financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company reported net losses of $5,089 and $19,049 for the fiscal years ended November 30, 1996 and 1995, respectively. The continuation of the Company is dependent upon obtaining additional capital or financing and the eventual achievement of sustained profitable operations. To obtain these objectives, management is pursuing a number of options, including continued efforts towards the licensing of patents related to the nasal and transdermal delivery of aspirin and other drugs. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 2 - INCOME TAXES

No provision has been made in the accompanying financial statements for income taxes payable because of the Company's operating loss from operations. At November 30, 1996, the Company has approximately $1,553,000 of operating loss carryforwards for financial reporting and income tax purposes that expire through the year 2011. Additionally, the Company has approximately $44,000 of research and development credits available to offset future income taxes through the year 2005.

                         SAFE AID PRODUCTS INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 1996

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

In June of 1988, the Company completed a sale of 150,000 units to the public at a price of $10 per unit. The Company received proceeds in the amount of $1,213,841, net of commissions and expenses to the underwriter, legal, accounting and other expenses related to the public offering in the amount of $286,159. Each unit consisted of 1,000 shares of common stock, $.00001 par value, and 500 redeemable common stock warrants designated redeemable Warrant "A". Each redeemable Warrant "A" would upon exercise, entitle the holder to purchase one share of common stock for $.02 per share and to receive one redeemable Class "B" Common Stock purchase warrant. Each redeemable Class "B" Common Stock purchase warrant would, upon exercise, entitle the holder to purchase one share of common stock for $.05 per share. These exercise periods of both Class "A: and Class "B" warrants have been extended by the Board of Directors through January 9, 1998. At November 30, 1996, 147,272,800 shares of common stock are reserved in connection with such warrants.

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

In October 1989, 750,000 shares of common stock were issued to unrelated parties as compensation for services rendered to the Company. These shares have been valued by the Company at $.01 per share. The Company recorded these shares as consulting and research and development expense.

                         SAFE AID PRODUCTS INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 1996

NOTE 3:  STOCKHOLDERS' EQUITY - continued

During the years ended November 30, 1989 and 1990, 2,027,200 and 25,000 redeemable Class "A" Common Stock purchase warrants were exercised at a price of $.02 per share, respectively. The Company received proceeds of $40,544 and $500 upon the exercise of these warrants, respectively.

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

There were no royalties earned pursuant to this agreement during the years ended November 30, 1996 and 1995.

On January 25, 1988, the Company entered into a research agreement with the University of Kentucky Research Foundation (UKRF). Pursuant to the terms of the agreement, the Company offered a grant in the amount of $100,000 per year, in exchange for specific research to be performed by UKRF. The Company paid $100,000 for the year ended November 30, 1988 and $75,000 for the year ended November 30, 1989. No grants were offered subsequent to 1989. All inventions or discoveries pursuant to the research agreement shall be owned by UKRF. UKRF has granted an option to the Company for the exclusive license of any such invention or discoveries. Upon exercising its option, the Company shall pay a license fee up to $10,000. Certain members of the Company's Advisory Board are professors at the University of Kentucky. On August 30, 1988 the Company exercised its option with respect to certain patent rights. Additionally, the Company shall pay annual royalties during the term of the agreement based upon annual direct and indirect net sales as follows:

i.       2.0% royalty on all direct sales.
ii. For all indirect sales for which the Company receives a royalty, 1/3 of such royalty is to be paid to UKRF. This royalty payment cannot be less than 1% or more than 2% of such indirect sales.
iii. For all indirect sales for which the Company receives a license fee, 20% of such license fee is to be paid to UKRF.

There has been no activity with respect to this agreement during the years ended November 30, 1996 and 1995.

                         SAFE AID PRODUCTS INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 1996

NOTE 4 - COMMITMENTS AND CONTINGENCIES (continued)

On January 25, 1988, the Company entered into a license agreement with UKRF in connection with the right to use certain information and patents concerning the derivation of aspirin. The agreement also required a non-refundable license issue fee of $5,000 upon execution. Additionally, the Company shall pay a royalty in an amount equal to 2% of the net sales of the licensed product as defined in the agreement. There has been no activity with respect to this agreement during the years ended November 30, 1996 and 1995.

The Company leased operating facilities located in Hauppauge, New York on a month-to-month basis at an approximate monthly rental of $150. The Company also leased storage space in a warehouse on a month-to-month basis at an aggregate current monthly rental of $436. All leases were terminated during the year ended November 30, 1995. Rent expense under all leases for the year ended November 30, 1995 was $2,958.

NOTE 5 - SALES TO MAJOR CUSTOMER AND PURCHASES FROM MAJOR SUPPLIERS

Sales to one major customer and purchases from one supplier aggregated 100% of the Company's net sales and cost of goods for the years ended November 30, 1996 and 1995.

NOTE 6 - SUBSEQUENT EVENT

Effective January 11, 1997, the Board of Directors consented to extend the exercise periods of both the Class "A" and Class "B" warrants through January 9, 1998.