Form 10KSB
period 1997-02-28
SAFE AID PRODUCTS INC
filed 1997-04-15
CIK 829117

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended February 28, 1997                    Commission File No. 33-
-----------------------------------                    -----------------------
                                                       20064-NY
                                                       --------

                         SAFE AID PRODUCTS INCORPORATED
         -------------------------------------------------------------
         (Exact Name of Small Business Issuer as Specified in Charter)


          Delaware                                             22-2824492
-------------------------------                      ---------------------------
(State or other jurisdiction of                      (I.R.S. Employer ID. Number
 incorporation or organization)

               c/o Lazer, Aptheker, Feldman, Rosella & Yedid, LLP
                              225 Old Country Road
                          Melville, New York 11747-2712
                          -----------------------------
                    (Address of Principal executive offices)

                                 (516) 364-3887
                           ---------------------------
                           (Issuer's telephone number)


         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.
Yes __x__  No____

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practible date.

    Common Stock   $.00001 Par Value                        702,977,200 shares

                     as of February 28, 1997
--------------------------------------------------------------------------------
         Transitional Small Business Disclosure Format (check one):
Yes __x__    No____

                                      INDEX

                         SAFE AID PRODUCTS INCORPORATED



PART I.   FINANCIAL INFORMATION                                    Page No.
-------------------------------                                    --------


Item 1.   Financial Statements

          Balance Sheets - February 28, 1997
          (unaudited) and November 30, 1996                           3

          Statement of Stockholders' Equity
          date of inception (May 21, 1987)                            4-5
          through February 28, 1997

          Statement of Operations - three months
          ended February 28, 1997 and February
          29, 1996 (unaudited) and from inception
          (May 21, 1987) through February 28, 1997
          (unaudited)                                                 6

          Statement of Cash Flows - three months ended
          February 28, 1997 and February 29, 1996
          (unaudited) and from inception (May 21, 1987)
          through February 28, 1997 (unaudited)                       7

          Notes to Financial Statements
          February 28, 1997 (unaudited)                               8-11

          Financial Data Schedule                                     12


PART II.  OTHER INFORMATION
---------------------------

Item 6.   Exhibits and Reports on Form 8-K                            13


                                SAFE AID PRODUCTS INCORPORATED
                                 (A DEVELOPMENT STAGE COMPANY)
                                        BALANCE SHEETS




                                                      February 28, 1997    November 30, 1996
                                                          Unaudited

                                             ASSETS

CURRENT ASSETS
         Cash                                            $      1,423         $      4,034
                                                         ------------         ------------
                  TOTAL CURRENT ASSETS                          1,423                4,034

MACHINERY AND EQUIPMENT
         Net of accumulated depreciation of $4,258                  0                    0
                                                         ------------         ------------

                  TOTAL ASSETS                           $      1,423         $      4,034
                                                         ============         ============


                                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Shareholder loans                               $     13,500         $     13,500
         Accrued expenses                                       5,457                5,293
                                                          -----------          -----------
                  TOTAL CURRENT LIABILITIES                    18,957               18,793
                                                          -----------          -----------

STOCKHOLDERS' EQUITY
         Common stock $.00001 par value
           950,000,000 shares authorized;
           702,977,200 issued and outstanding                   7,030                7,030
         Additional paid in capital                         1,548,969            1,548,969
         Deficit accumulated during development
           stage                                           (1,573,533)          (1,570,758)
                                                           ----------           ----------
                  TOTAL                                   (    17,534)          (   14,759)
                                                           ----------           ----------

                  TOTAL LIABILITIES AND
                    STOCKHOLDERS' EQUITY                 $      1,423         $      4,034
                                                         ============         ============





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


                                                            (continued)



                                                      SAFE AID PRODUCTS INCORPORATED
                                                       (A DEVELOPMENT STAGE COMPANY)
                                                      STATEMENT OF STOCKHOLDERS' EQUITY



                                                                                                      Deficit
                                                                                                    Accumulated
                                                                                    Additional        During             Total
                                                         Common Stock                Paid-in        Development      Stockholders'
                                                  Shares             Amount          Capital           Stage            Equity


Issuance of common stock for cash
 in connection with exercise of
 warrants during the year ended
 November 30, 1990                                  25,000                 0               500                0               500

Net loss for the year ended
 November 30, 1990                                       0                 0                 0      (   353,012)       (  353,012)

Net loss for the year ended
 November 30, 1991                                       0                 0                 0      (   108,242)       (  108,242)

Net loss for the year ended
 November 30, 1992                                       0                 0                 0     (     58,009)       (   58,009)

Issuance of common stock for
 services for the year ended
 November 30, 1993                                 500,000                 5               495                0               500

Net loss for the year ended
 November 30, 1993                                       0                 0                 0     (     44,479)       (   44,479)

Issuance of common stock for
 services for the year ended
 November 30, 1994                              94,000,000               940            13,160                0            14,100

Net loss for the year ended
 November 30, 1994                                       0                 0                 0     (      7,441)       (    7,441)
                                               -----------          --------      ------------     ------------         ---------
Balance, November 30, 1994                     702,977,200             7,030         1,548,969       (1,546,700)            9,299

Net loss for the year ended
 November 30, 1995                                       0                 0                 0     (     19,049)       (   19,049)
                                               -----------          --------      ------------      -----------         ---------
Balance, November 30, 1995                     702,977,200             7,030         1,548,969       (1,565,749)       (    9,750)

Net loss for the year ended
 November 30, 1996                                       0                 0                 0     (      5,009)       (    5,009)
                                               -----------         ---------      ------------     ------------        ----------
Balance, November 30, 1996                     702,977,200           $ 7,030        $1,548,969      $(1,570,758)      $(   14,759)

Net loss for the three months ended
 February 28, 1997, unaudited                            0                 0                 0      (     2,775)        (   2,775)
                                               -----------         ---------      ------------     ------------        ----------

Balance, February 28, 1997 unadited            702,977,200           $ 7,030        $1,548,969      $(1,573,533)      $(   17,534)
                                               -----------         ---------      ------------     ------------        ----------



                                                    SAFE AID PRODUCTS INCORPORATED
                                                     (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENT OF OPERATIONS
                                                              (UNAUDITED)


                                                         For The Three              From Inception
                                                         Months Ended             (May 21, 1987) to
                                                February 28,    February 29,         February 28,
                                                    1997            1996                 1997

REVENUE

    Net sales                                    $      0          $  9,828           $  237,030
    License fees                                        0                 0               10,000
    Interest income                                     0                 0              120,676
                                                 --------          --------            ---------
             TOTAL REVENUES                             0             9,828              367,706
                                                 --------          --------            ---------

EXPENSES

    Cost of sales                                       0             7,589              203,463
    Selling, general and
     administrative                                 2,775             3,536              923,154
    Research and development                            0                 0              594,618
    Selling expenses                                    0                 0               65,642
    Depreciation and amortization                       0                 0               29,443
    Loss- inventory obsolescence                        0                 0              124,919
                                                  -------          --------            ---------
             TOTAL                                  2,775            11,135            1,941,239
                                                  -------          --------            ---------

NET LOSS                                         $( 2,775)         $( 1,307)         $(1,573,533)
                                                   ======            ======            =========

LOSS PER SHARE:
    Net loss per share                               NIL                NIL                  NIL
                                                   ======            ======               ======
WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING                            702,977,200       702,977,200          673,991,290
                                              ===========       ===========          ===========



                                                  SAFE AID PRODUCTS INCORPORATED
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                      STATEMENT OF CASH FLOWS
                                                             UNAUDITED



                                                                   For The Three           From Inception
                                                                   Months Ended          (May 21, 1987) to
                                                              February 28,  February 29,    February 28,
                                                                 1997          1996             1997

CASH FLOWS FROM OPERATING ACTIVITIES

         Net loss                                              $( 2,775)      $( 1,307)      $(1,573,533)
                                                               --------       --------       -----------
         Adjustments to reconcile net loss to net cash
                  used in operating  activities:
           Depreciation and amortization                              0              0            29,443
           Issuance of common stock for services                      0              0           122,100
           Loss on abandonment of assets                              0              0            11,018
         Changes in operating assets and liabilities:
          (Increase) decrease in assets:
            Organization costs                                        0              0        (    1,350)
           Increase (decrease) in liabilities:
            Accounts payable and accrued expenses                   164         (  388)            5,457
                                                                 ------         ------        ----------
                  TOTAL ADJUSTMENTS                             ( 2,611)        (  388)          166,668
                                                                 ------         ------        ----------

         NET CASH USED BY OPERATING
          ACTIVITIES                                                  0        ( 1,695)       (1,406,865)
                                                                 ------         ------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
         Additions to property and equipment                          0              0        (   39,111)
                                                                 ------         ------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from issuance of common stock                       0              0         1,433,899
         Loans from stockholders                                      0          3,500            23,500
         Repayment of stockholders' loans                             0              0        (   10,000)
                                                                 ------         ------         ---------

         NET CASH PROVIDED BY FINANCING
          ACTIVITIES                                                  0          3,500         1,447,399
                                                                 ------         ------         ---------

INCREASE (DECREASE) IN CASH                                      (2,611)         1,805             1,423

BEGINNING CASH BALANCE                                            4,034          2,191                 0
                                                                 ------         ------        ----------
ENDING CASH BALANCE                                            $  1,423       $  3,996       $     1,423
                                                                =======         ======        ==========

                         SAFE AID PRODUCTS INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28,1997
                                   UNAUDITED


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

The financial data for the three months ended February 28, 1997 and February 29, 1996 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the management, necessary for a fair presentation of the results of operations for such periods.

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

                         SAFE AID PRODUCTS INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28,1997
                                    UNAUDITED

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

In June of 1988, the Company completed a sale of 150,000 units to the public at a price of $10 per unit. The Company received proceeds in the amount of $1,213,841, net of commissions and expenses to the underwriter, legal, accounting and other expenses related to the public offering in the amount of $286,159. Each unit consisted of 1,000 shares of common stock, $.00001 par value, and 500 redeemable common stock warrants designated redeemable Warrant "A". Each redeemable Warrant "A" would upon exercise, entitle the holder to purchase one share of common stock for $.02 per share and to receive one redeemable Class "B" Common Stock purchase warrant. Each redeemable Class "B" Common Stock purchase warrant would, upon exercise, entitle the holder to purchase one share of common stock for $.05 per share. These exercise periods of both Class "A: and Class "B" warrants have been extended by the Board of Directors through January 9, 1998. At February 28, 1997, 147,272,800 shares of common stock are reserved in connection with such warrants.

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

                         SAFE AID PRODUCTS INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28,1997
                                    UNAUDITED


NOTE 3:  STOCKHOLDERS' EQUITY (continued)

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

NOTE 4 - COMMITMENTS AND CONTINGENCIES

On February 27, 1997, the Company entered into a joint venture with CC Plus, a Spanish corporation. The purpose of the joint venture is to establish the worldwide development, production and marketing of nasally administered aspirin (the "Product"), as well as research and develop the ability to use the Product in connection with the nasal administration of other medications or natural substances. The term of the joint venture is ten (10) years, commencing February 27, 1997 and shall be automatically renewed for periods of ten (10) years unless otherwise terminated in accordance with the terms of the Agreement. However, during the initial term, the Company holds the exclusive right to terminate the joint venture in the event that the total sales of the Product are less than 1,500,000 units during the initial thirty months of the term of joint venture.

The Company and CC Plus shall share the earnings of the joint venture in equal shares of fifty (50%) percent each. However, the Company's share in the earnings of the joint venture shall not be less than five (5%) percent of the gross sales of the joint venture. As a condition to the joint venture, CC Plus shall expend no less than $500,000.00 towards the development and marketing of the Product. The initial name of the joint venture is "CC Plus-Safe Aid Joint Venture."

                         SAFE AID PRODUCTS INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28,1997
                                    UNAUDITED

NOTE 4 - COMMITMENTS AND CONTINGENCIES (continued)

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

There were no royalties earned pursuant to this agreement during the year ended November 30, 1996 or the three months ended February 28, 1997.

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

There has been no activity with respect to this agreement during the year ended November 30, 1996 or the three months ended February 28, 1997.

On January 25, 1988, the Company entered into a license agreement with UKRF in connection with the right to use certain information and patents concerning the derivation of aspirin. The agreement also required a non-refundable license issue fee of $5,000 upon execution. Additionally, the Company shall pay a royalty in an amount equal to 2% of the net sales of the licensed product as defined in the agreement. There has been no activity with respect to this agreement during the year ended November 30, 1996 or the three months ended February 28, 1997.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         (a)      Exhibits
                  --------

                  10.10 - Joint Venture Agreement between CC Plus and Safe Aid Products Incorporated dated February 27, 1997.

         (b)      Reports
                  -------

                  A Form 8-K dated February 19, 1997 was filed in order to report the extension of the time period, until January 9, 1998, during which the Company's warrants may be exercised.

                  A Form 8-K dated March 3, 1997 was filed in order to report that the Corporation entered into a joint venture with CC Plus, a Spanish corporation, on February 27, 1997. A copy is annexed hereto as Exhibit 10.10.

                                   Signatures
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                             SAFE AID PRODUCTS INCORPORATED

                                             /s/ Stanley Snyder
                                             ------------------------
                                             Stanley Snyder, President

Dated:  April 15, 1997