Form 10QSB
period 1997-05-31
SAFE AID PRODUCTS INC
filed 1997-07-16
CIK 829117

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended May 31, 1997             Commission File No. 33-
------------------------------             -----------------------
                                               20064-NY

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

         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes__x__ No____

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practible date.

         Common Stock   $.00001 Par Value        702,977,200 shares

                               as of May 31, 1997
-------------------------------------------------------------------------------
         Transitional Small Business Disclosure Format (check one):
Yes__x__   No____

                                      INDEX

                         SAFE AID PRODUCTS INCORPORATED

                                                                       Page No.

PART I.   FINANCIAL INFORMATION
-------------------------------

Item 1.           Financial Statements

                  Balance Sheets - May 31, 1997
                  (unaudited) and November 30, 1996                        3

                  Statement of Stockholders' Equity
                  date of inception (May 21, 1987)                         4-5
                  through May 31, 1997

                  Statement of Operations - six months
                  ended May 31, 1997 and May 31, 1996
                  (unaudited) and from inception (May 21, 1987)
                  through May 31, 1997 (unaudited)                         6

                  Statement of Operations - three months
                  ended May 31, 1997 and May 31, 1996 (unaudited)          7

                  Statement of Cash Flows - six months
                  ended May 31, 1997 and May 31, 1996
                  (unaudited) and from inception (May 21, 1987)
                  through May 31, 1997                                     8

                  Notes to Financial Statements
                  May 31, 1997 (unaudited)                                 9-12



PART II.  OTHER INFORMATION
---------------------------

Item 6.           Exhibits and Reports on Form 8-K                        13

                                              SAFE AID PRODUCTS INCORPORATED
                                               (A DEVELOPMENT STAGE COMPANY)

                                                      BALANCE SHEETS

                                                                           May 31, 1997      November 30, 1996
                                                                            Unaudited

                                                         ASSETS

CURRENT ASSETS
         Cash                                                              $         130        $       4,034
                                                                              ----------          -----------
                  TOTAL CURRENT ASSETS                                               130                4,034

MACHINERY AND EQUIPMENT
         Net of accumulated depreciation of $4,258                                     0                    0
                                                                            ------------          -----------
                  TOTAL ASSETS                                             $         130         $      4,034
                                                                            ============          ===========


                                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

         Shareholder loans                                                  $     13,500           $   13,500
         Accrued expenses                                                          6,589                5,293
                                                                             -----------          -----------
                  TOTAL CURRENT LIABILITIES                                       20,089               18,793
                                                                             -----------          -----------

STOCKHOLDERS' EQUITY
         Common stock $.00001 par value
           950,000,000 shares authorized;
           702,977,200 issued and outstanding                                      7,030                7,030
         Additional paid in capital                                            1,548,969            1,548,969
         Deficit accumulated during development
           stage                                                              (1,575,958)          (1,570,758)
                                                                              ----------           ----------
                  TOTAL                                                       (   19,959)          (   14,759)
                                                                              ----------           ----------
                  TOTAL LIABILITIES AND
                    STOCKHOLDERS' EQUITY                                    $        130           $    4,034
                                                                            ============          ===========


                                                              3



                                                   SAFE AID PRODUCTS INCORPORATED
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                 STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                                  Deficit
                                                                                                  Accumulated
                                                                                Additional        During           Total
                                                      Common Stock              Paid-In           Development      Stockholders'
                                             Shares            Amount           Capital           Stage            Equity
Date of inception - May 21, 1987                 0      $          0   $             0    $           0    $            0

Issuance of common stock
 for cash to founders                  100,000,000             1,000             9,000                0            10,000
                                       -----------            ------         ---------        ---------         ---------

Balance, November 30, 1987             100,000,000             1,000             9,000                0            10,000

Issuance of common stock for
 cash to outside investors from
 December 1, 1987 through
 February 11, 1988                     350,000,000             3,500           152,014                0           155,514

Public issuance of shares for
 cash, net of expenses, during
 the period April 11, 1988
 through June 30, 1988                 150,000,000             1,500         1,212,341                0         1,213,841

Issuance of common stock for
 services during August 1988             4,050,000                40            80,960                0            81,000

Issuance of common stock for
 cash in connection with
 exercise of warrants during
 November 1988    675,000                        7            13,493                 0           13,500

Net loss for the year ended
 November 30, 1988                               0                 0                 0       (  414,054)       (  414,054)
                                       -----------        ----------    --------------         --------         ---------
Balance, November 30, 1988             604,725,000             6,047         1,467,808       (  414,054)        1,059,801

Issuance of common stock for
 services from December 1988
 to October 1989                         1,700,000                18            26,482                0            26,500

Issuance of common stock for
 cash in connection with
 exercise of warrants during
 the year ended November 30, 1989        2,027,200                20            40,524                0            40,544

Net loss for the year ended
 November 30, 1989                               0                 0                 0       (  561,463)       (  561,463)
                                       -----------         ---------   ---------------        ---------         ---------
Balance, November 30, 1989             608,452,200             6,085         1,534,814       (  975,517)          565,382

                                                            (continued)





                                                   SAFE AID PRODUCTS INCORPORATED
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                 STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                    Deficit
                                                                                                    Accumulated
                                                                                  Additional        During           Total
                                                        Common Stock              Paid-In           Development      Stockholders'
                                               Shares         Amount              Capital           Stage            Equity
Issuance of common stock for cash
 in connection with exercise of
 warrants during the year ended
 November 30, 1990                            25,000              0               500                0               500

Net loss for the year ended
 November 30, 1990                                 0              0                 0      (   353,012)       (  353,012)

Net loss for the year ended
 November 30, 1991                                 0              0                 0      (   108,242)       (  108,242)

Net loss for the year ended
 November 30, 1992                                 0              0                 0     (     58,009)       (   58,009)

Issuance of common stock for
 services for the year ended
 November 30, 1993                           500,000              5               495                0               500

Net loss for the year ended
 November 30, 1993                                 0              0                 0     (     44,479)       (   44,479)

Issuance of common stock for
 services for the year ended
 November 30, 1994                        94,000,000            940            13,160                0            14,100

Net loss for the year ended
 November 30, 1994                                 0              0                 0     (      7,441)       (    7,441)
                                         -----------       --------        ----------     ------------       -----------
Balance, November 30, 1994               702,977,200          7,030         1,548,969       (1,546,700)            9,299

Net loss for the year ended
 November 30, 1995                                0               0                 0     (     19,049)       (   19,049)
                                         -----------       ---------       ----------      -----------       -----------
Balance, November 30, 1995               702,977,200          7,030         1,548,969       (1,565,749)       (    9,750)

Net loss for the year ended
 November 30, 1996                                 0              0                 0     (      5,009)       (    5,009)
                                         -----------      ---------        ----------     ------------       -----------
Balance, November 30, 1996               702,977,200          7,030         1,548,969       (1,570,758)       (   14,759)

Net loss for the six months ended
 May 31, 1997, unaudited                           0              0                 0     (      5,200)       (    5,200)
                                         -----------      ---------        ----------     ------------       -----------
Balance, May 31, 1997 unaudited          702,977,200        $ 7,030        $1,548,969      $(1,575,958)      $(   19,959)
                                         ===========      =========        ==========     ============       ===========


                                                           5




                                                   SAFE AID PRODUCTS INCORPORATED
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                      STATEMENT OF OPERATIONS
                                                            (UNAUDITED)

                                                                       For The Six               From Inception
                                                                      Months Ended             (May 21, 1987) to
                                                                        May 31,                     May 31,

                                                                 1997             1996                 1997
REVENUE
         Net sales                                         $          0         $  9,828            $  237,030
         License fees                                                 0                0                10,000
         Interest income                                              0                0               120,676
                                                              ---------       ----------            ----------
                  TOTAL REVENUES                                      0            9,828               367,706
                                                              ---------       ----------            ----------

EXPENSES
         Cost of sales                                                0            7,599               203,463
         Selling, general and administrative                      5,200            5,475               925,579
         Research and development                                     0                0               594,618
         Selling expenses                                             0                0                65,642
         Depreciation and amortization                                0                0                29,443
         Loss- inventory obsolescence                                 0                0               124,919
                                                              ---------       ----------            ----------
                  TOTAL                                           5,200           13,074             1,943,664
                                                              ---------       ----------            ----------

NET LOSS                                                     $(   5,200)       $(  3,246)          $(1,575,958)
                                                             ==========        =========           ===========


LOSS PER SHARE:
         Net loss per share                                         NIL              NIL                   NIL
                                                             ==========        =========           ===========
WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING                                          702,977,200       702,977,200          694,164,060
                                                            ===========       ===========          ===========


                                                                 6

                         SAFE AID PRODUCTS INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                           For The Three
                                                           Months Ended
                                                              May 31,
                                                        1997             1996

REVENUE
      Net sales                                  $          0       $        0
                                                   ----------        ---------

TOTAL REVENUES                                              0                0
                                                   ----------        ---------


EXPENSES
      Selling, general and administrative               2,425            1,939
                                                     --------          -------
               TOTAL                                    2,425            1,939
                                                     --------          -------
NET LOSS                                           $(   2,425)       $(  1,939)
                                                     ========          =======

LOSS PER SHARE:

      Net loss per share                              NIL                  NIL
                                                  ===========       ===========

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
                                                  ===========       ===========





                                                   SAFE AID PRODUCTS INCORPORATED
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                      STATEMENT OF CASH FLOWS
                                                             UNAUDITED

                                                                               For The Six                From Inception
                                                                               Months Ended             (May 21, 1987) to
                                                                                 May 31,                     May 31,

                                                                           1997           1996                 1997
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                       $( 5,200)       $(  3,246)          $(1,575,958)
                                                                          ------          -------             ---------
         Adjustments to reconcile net loss to net cash
                  used in operating  activities:
           Depreciation and amortization                                       0                0                29,443
           Issuance of common stock for services                               0                0               122,100
           Loss on abandonment of assets                                       0                0                11,018
         Changes in operating assets and liabilities:
          (Increase) decrease in assets:
            Organization costs                                                 0                0            (    1,350)
          Increase (decrease) in liabilities:
            Accounts payable and accrued expenses                          1,296          ( 1,491)                6,589
                                                                          ------           ------           -----------
                  TOTAL ADJUSTMENTS                                       1,296           ( 1,491)              167,800
                                                                         -------           ------           -----------

         NET CASH USED BY OPERATING
          ACTIVITIES                                                     ( 3,904)         ( 4,737)           (1,408,158)
                                                                          ------           ------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES
         Additions to property and equipment                                   0                0            (   39,111)
                                                                       ---------        ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from issuance of common stock                                0                0             1,433,899
         Loans from stockholders                                               0            3,500                23,500
         Repayment of stockholders' loans                                      0                0            (   10,000)
                                                                       ---------         --------             ---------

         NET CASH PROVIDED BY FINANCING
          ACTIVITIES                                                           0            3,500             1,447,399
                                                                       ---------           ------             ---------
INCREASE (DECREASE) IN CASH                                              ( 3,904)         ( 1,237)                  130

BEGINNING CASH BALANCE                                                     4,034            2,191                     0
                                                                          ------           ------          ------------
ENDING CASH BALANCE                                                   $      130        $     954       $           130
                                                                        ========          =======          ============



                                                                 8

                         SAFE AID PRODUCTS INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 1997
                                    UNAUDITED

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

The financial data for the six and three months ended May 31, 1997 and 1996, and the period May 21, 1987 (commencement of development stage) through May 31, 1997 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the management, necessary for a fair presentation of the results of operations for such periods.

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

                         SAFE AID PRODUCTS INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 1997
                                    UNAUDITED

NOTE 2 - INCOME TAXES

No provision has been made in the accompanying financial statements for income taxes payable because of the Company's operating loss from operations. At November 30, 1996, the Company has approximately $1,553,000 of operating loss carry forwards for financial reporting and income tax purposes that expire through the year 2011. Additionally, the Company has approximately $44,000 of research and development credits available to offset future income taxes through the year 2005.

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

In June of 1988, the Company completed a sale of 150,000 units to the public at a price of $10 per unit. The Company received proceeds in the amount of $1,213,841, net of commissions and expenses to the underwriter, legal, accounting and other expenses related to the public offering in the amount of $286,159. Each unit consisted of 1,000 shares of common stock, $.00001 par value, and 500 redeemable common stock warrants designated redeemable Warrant "A". Each redeemable Warrant "A" would upon exercise, entitle the holder to purchase one share of common stock for $.02 per share and to receive one redeemable Class "B" Common Stock purchase warrant. Each redeemable Class "B" Common Stock purchase warrant would, upon exercise, entitle the holder to purchase one share of common stock for $.05 per share. These exercise periods of both Class "A: and Class "B" warrants have been extended by the Board of Directors through January 9, 1998. At May 31, 1997, 147,272,800 shares of common stock are reserved in connection with such warrants.

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

                         SAFE AID PRODUCTS INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 1997
                                    UNAUDITED

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

NOTE 4 - COMMITMENTS AND CONTINGENCIES

On February 27, 1997, the Company entered into a joint venture with CC Plus, a Spanish corporation. The purpose of the joint venture is to establish the worldwide development, production and marketing of nasally administered aspirin (the "Product"), as well as research and develop the ability to use the Product in connection with the nasal administration of other medications or natural substances. The term of the joint venture is ten (10) years, commencing February 27, 1997 and shall be automatically renewed for periods of ten (10) years each unless otherwise terminated in accordance with the terms of the Agreement. However, during the initial term, the corporation holds the exclusive right to terminate the joint venture in the event that the total sales of the Product are less than 1,500,000 units during the initial thirty months of the term of the joint venture.

         The corporation and CC Plus shall share the earnings of the joint venture in equal shares of fifty (50%) percent each. However, the corporation's share in the earnings of the joint venture shall not be less than five (5%) percent of the gross sales of the joint venture. As a condition to the joint venture, CC Plus shall expend no less than $500,000.00 towards the development and marketing of the Product. The initial name of the joint venture is "CC Plus-Safe Aid Joint Venture."

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

There were no royalties earned pursuant to this agreement during the year ended November 30, 1996 or the six months ended May 31, 1997.

                         SAFE AID PRODUCTS INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 1997
                                    UNAUDITED

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

There has been no activity with respect to this agreement during the year ended November 30, 1996 or the six months ended May 31, 1997.

On January 25, 1988, the Company entered into a license agreement with UKRF in connection with the right to use certain information and patents concerning the derivation of aspirin. The agreement also required a non-refundable license issue fee of $5,000 upon execution. Additionally, the Company shall pay a royalty in an amount equal to 2% of the net sales of the licensed product as defined in the agreement. There has been no activity with respect to this agreement during the year ended November 30, 1996 or the six months ended May 31, 1997.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

                  (a)      Exhibits
                           --------

                           27 - Financial Data Schedule

                  (b)      Reports
                           -------

                  No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   Signatures
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                           SAFE AID PRODUCTS INCORPORATED

                                           s/Stanley Snyder
                                           -------------------------
                                           Stanley Snyder, President


Dated:  July 7, 1997