Form 10QSB
period 1997-08-31
SAFE AID PRODUCTS INC
filed 1997-10-16
CIK 829117

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended August 31, 1997                   Commission File No. 33-
---------------------------------                   -----------------------
                                                        20064-NY

                         SAFE AID PRODUCTS INCORPORATED
--------------------------------------------------------------------------------
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


         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.
Yes _x_   No___

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practible date.

    Common Stock   $.0093 Par Value                705,477,200 shares

                              as of August 31, 1997
--------------------------------------------------------------------------------

         Transitional Small Business Disclosure Format (check one):
Yes  _x_    No___

                                      INDEX

                         SAFE AID PRODUCTS INCORPORATED


                                                                        Page No.

PART I.   FINANCIAL INFORMATION
-------------------------------

Item 1.   Financial Statements

          Balance Sheets - August 31, 1997
          (unaudited) and November 30, 1996                                 3

          Statement of Stockholders' Equity
          date of inception (May 21, 1987)                                  4-5
          through August 31, 1997

          Statement of Operations - nine months
          ended August 31, 1997 and August 31, 1996
          (unaudited) and from inception (May 21, 1987)
          through August 31, 1997(unaudited)                                6

          Statement of Operations - three months ended
          August 31, 1997 and August 31, 1996
          (unaudited)                                                       7

          Statement of Cash Flows - nine months ended
          August 31, 1997 and August 31, 1996 (unaudited)
          and from inception (May 21, 1987) through
          August 31, 1997                                                   8

          Notes to Financial Statements
          August 31, 1997 (unaudited)                                       9-12




PART II.  OTHER INFORMATION

Item 5.   Other Events                                                      13

Item 6.   Exhibits and Reports on Form 8-K                                  14




                                               SAFE AID PRODUCTS INCORPORATED
                                                (A DEVELOPMENT STAGE COMPANY)
                                                       BALANCE SHEETS


                                                                                     August 31,1997   November 30,
                                                                                        Unaudited        1996

                                                           ASSETS

CURRENT ASSETS
         Cash                                                                      $      2,119       $       4,034
                                                                                      ---------         -----------

                  TOTAL CURRENT ASSETS                                                    2,119               4,034

MACHINERY AND EQUIPMENT
         Net of accumulated depreciation of $4,258                                            0                   0
                                                                                   ------------         -----------

                  TOTAL ASSETS                                                    $       2,119         $     4,034
                                                                                    ===========           =========


                                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Shareholder loans                                                         $     19,000          $   13,500
         Accrued expenses                                                                 2,874               5,293
                                                                                    -----------         -----------

                  TOTAL CURRENT LIABILITIES                                              21,874              18,793
                                                                                     ----------          ----------

STOCKHOLDERS' EQUITY
         Common stock $.00001 par value
           950,000,000 shares authorized; 705,477,200
           and 702,977,200 issued and outstanding respectively                            7,055               7,030
         Additional paid in capital                                                   1,572,194           1,548,969
         Deficit accumulated during development
           stage                                                                     (1,599,004)         (1,570,758)
                                                                                      ---------           ---------

                  TOTAL                                                            (     19,755)       (     14,759)
                                                                                    -----------         -----------

                  TOTAL LIABILITIES AND
                    STOCKHOLDERS' EQUITY                                        $         2,119      $        4,034
                                                                                 ==============       =============





                                                            SAFE AID PRODUCTS INCORPORATED
                                                            A DEVELOPMENT STAGE COMPANY)
                                                          STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                                      Deficit
                                                                                                    Accumulated
                                                       Common Stock                Additional          During             Total
                                                                                    Paid-in         Development       Stockholders'
                                                 Shares              Amount         Capital            Stage             Equity

Date of inception - May 21, 1987                         0      $          0   $             0    $           0    $            0

Issuance of common stock
 for cash to founders                          100,000,000             1,000             9,000                0            10,000
                                               -----------            ------         ---------     ------------         ---------

Balance, November 30, 1987                     100,000,000             1,000             9,000                0            10,000

Issuance of common stock for
 cash to outside investors from
 December 1, 1987 through
 February 11, 1988                             350,000,000             3,500           152,014                0           155,514

Public issuance of shares for
 cash, net of expenses, during
 the period April 11, 1988
 through June 30, 1988                         150,000,000             1,500         1,212,341                0         1,213,841

Issuance of common stock for
 services during August 1988                     4,050,000                40            80,960                0            81,000

Issuance of common stock for
 cash in connection with
 exercise of warrants during
 November 1988                                     675,000                 7            13,493                0            13,500

Net loss for the year ended
 November 30, 1988                                       0                 0                 0       (  414,054)       (  414,054)
                                               -----------        ----------    --------------         --------         ---------

Balance, November 30, 1988                     604,725,000             6,047         1,467,808       (  414,054)        1,059,801

Issuance of common stock for
 services from December 1988
 to October 1989                                 1,700,000                18            26,482                0            26,500

Issuance of common stock for
 cash in connection with
 exercise of warrants during
 the year ended November 30, 1989                2,027,200                20            40,524                0            40,544

Net loss for the year ended
 November 30, 1989                                       0                 0                 0       (  561,463)       (  561,463)
                                               -----------         ---------   ---------------        ---------         ---------

Balance, November 30, 1989                     608,452,200             6,085         1,534,814       (  975,517)          565,382


                                                                      (continued)

                                                                      4


                                               SAFE AID PRODUCTS INCORPORATED
                                                (A DEVELOPMENT STAGE COMPANY)
                                              STATEMENT OF STOCKHOLDERS' EQUITY



                                                                                                      Deficit
                                                                                                    Accumulated
                                                       Common Stock                Additional          During             Total
                                                                                    Paid-in         Development       Stockholders'
                                                 Shares              Amount         Capital            Stage             Equity

Issuance of common stock for cash
 in connection with exercise of
 warrants during the year ended
 November 30, 1990                                  25,000                 0               500                0               500

Net loss for the year ended
 November 30, 1990                                       0                 0                 0      (   353,012)       (  353,012)

Net loss for the year ended
 November 30, 1991                                       0                 0                 0      (   108,242)       (  108,242)

Net loss for the year ended
 November 30, 1992                                       0                 0                 0     (     58,009)       (   58,009)

Issuance of common stock for
 services for the year ended
 November 30, 1993                                 500,000                 5               495                0               500

Net loss for the year ended
 November 30, 1993                                       0                 0                 0     (     44,479)       (   44,479)

Issuance of common stock for
 services for the year ended
 November 30, 1994                              94,000,000               940            13,160                0            14,100

Net loss for the year ended
 November 30, 1994                                       0                 0                 0    (       7,441)       (    7,441)
                                               -----------          --------      ------------     ------------         ---------

Balance, November 30, 1994                     702,977,200             7,030         1,548,969       (1,546,700)            9,299

Net loss for the year ended
 November 30, 1995                                       0                 0                 0     (     19,049)       (   19,049)
                                               -----------          --------   ---------------      -----------         ---------

Balance, November 30, 1995                     702,977,200             7,030         1,548,969       (1,565,749)       (    9,750)

Net loss for the year ended
 November 30, 1996                                       0                 0                 0    (       5,009)      (     5,009)
                                               -----------         ---------   ---------------     ------------        ----------

Balance, November 30, 1996                     702,977,200             7,030         1,548,969       (1,570,758)       (   14,759)

Issuance of common stock for
 services for the period ended
April 15, 1997                                   2,500,000                25            23,225                0            23,250

Net loss for the nine months ended
 August 31, 1997, unaudited                              0                 0                 0    (      28,246)      (    28,246)
                                               -----------         ---------   ---------------     ------------        ----------

Balance, August 31, 1997 unaudited             705,477,200           $ 7,055        $1,572,194      $(1,599,004)      $(   19,755)
                                               ===========            ======         =========        =========         =========



                                                  SAFE AID PRODUCTS INCORPORATED
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                      STATEMENT OF OPERATIONS
                                                            (UNAUDITED)

                                                                         For The Nine             From Inception
                                                                         Months  Ended          (May 21, 1987) to
                                                                          August 31,                August 31,

                                                                     1997             1996                1997
REVENUE
         Net sales                                                $   9,801          $  9,828         $  246,831
         License fees                                                     0                 0             10,000
         Interest income                                                  0                 0            120,676
                                                                  ---------         ---------           --------

                  TOTAL REVENUES                                      9,801             9,828            377,507
                                                                    -------           -------           --------

EXPENSES
         Cost of sales                                                7,569             7,599            211,032
         Selling, general and administrative                         30,478             7,765            950,857
         Research and development                                         0                 0            594,618
         Selling expenses                                                 0                 0             65,642
         Depreciation and amortization                                    0                 0             29,443
         Loss- inventory obsolescence                                     0                 0            124,919
                                                                 ----------        ----------         ----------

                  TOTAL                                              38,047            15,364          1,976,511
                                                                   --------            ------          ---------

NET LOSS                                                         $(  28,246)       $(  5,536)       $(1,599,004)
                                                                   ========           =======          =========

LOSS PER SHARE:
    Net loss per share                                                   NIL              NIL                NIL
                                                                    ========          =======          =========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                      704,245,448       702,977,200        609,989,049
                                                                ===========       ===========        ===========

                                                                      6

                         SAFE AID PRODUCTS INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                           For The Three
                                                           Months Ended
                                                             August 31,
                                                        1997            1996
REVENUE
         Net sales                                 $    9,801       $        0
                                                     --------        ---------

                  TOTAL REVENUES                        9,801                0
                                                     --------        ---------

EXPENSES
         Cost of sales                                  7,569                0
         Selling, general and administrative           25,278            2,290
                                                      -------           ------

                  TOTAL                                32,847            2,290
                                                      -------           ------

NET LOSS                                           $ ( 23,046)       $(  2,290)
                                                      =======          =======

LOSS PER SHARE:
         Net loss per share                               NIL             NIL
                                                      =======          =======

WEIGHTED AVERAGE NUMBER OF
COMMON  SHARES OUTSTANDING                        705,477,200      702,977,200
                                                  ===========      ===========



                                                  SAFE AID PRODUCTS INCORPORATED
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                      STATEMENT OF CASH FLOWS
                                                             UNAUDITED


                                                                         For  The Nine            From Inception
                                                                         Months Ended           (May 21, 1987) to
                                                                            August 31,               August 31,
                                                                      1997            1996            1997

CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                 $( 28,246)       $(  5,536)      $(1,599,004)
                                                                    -------          -------         ---------
         Adjustments to reconcile net loss to net cash
         used in operating  activities:
           Depreciation and amortization                                  0                 0             29,443
           Issuance of common stock for services                     23,250                 0            145,350
           Loss on abandonment of assets                                  0                 0             11,018
         Changes in operating assets and liabilities:
          (Increase) decrease in assets:
            Organization costs                                            0                 0         (    1,350)
          Increase (decrease) in liabilities:
            Accounts payable and accrued expenses                  (  2,419)               98              2,874
                                                                    --------          -------        -----------

                  TOTAL ADJUSTMENTS                                  20,831                98            187,335
                                                                    -------          ---------         ---------

   NET CASH USED BY OPERATING ACTIVITIES                          (   7,415)          ( 5,438)        (1,411,669)
                                                                   --------            ------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
         Additions to property and equipment                              0                 0        (    39,111)
                                                                 ----------         ---------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from issuance of common stock                           0                            1,439,399
         Loans from stockholders                                      5,500             6,000             23,500
         Repayment of stockholders' loans                                 0                 0        (    10,000)
                                                                -----------         ---------         ----------

   NET CASH PROVIDED BY  FINANCING ACTIVITIES                         5,500             6,000          1,452,899
                                                                   --------            ------          ---------

INCREASE (DECREASE) IN CASH                                         ( 1,915)              562              2,119

BEGINNING CASH BALANCE                                                4,034             2,191                  0
                                                                   --------            ------       ------------

ENDING CASH BALANCE                                              $    2,119          $  2,753     $        2,119
                                                                   ========            ======       ============

                         SAFE AID PRODUCTS INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 1997
                                    UNAUDITED

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

The financial data for the nine and three months ended August 31, 1997 and 1996, and the period May 21, 1987 (commencement of development stage) through August 31, 1997 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the management, necessary for a fair presentation of the results of operations for such periods.

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

                         SAFE AID PRODUCTS INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 1997
                                    UNAUDITED

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

In June of 1988, the Company completed a sale of 150,000 units to the public at a price of $10 per unit. The Company received proceeds in the amount of $1,213,841, net of commissions and expenses to the underwriter, legal, accounting and other expenses related to the public offering in the amount of $286,159. Each unit consisted of 1,000 shares of common stock, $.00001 par value, and 500 redeemable common stock warrants designated redeemable Warrant "A". Each redeemable Warrant "A" would upon exercise, entitle the holder to purchase one share of common stock for $.02 per share and to receive one redeemable Class "B" Common Stock purchase warrant. Each redeemable Class "B" Common Stock purchase warrant would, upon exercise, entitle the holder to purchase one share of common stock for $.05 per share. These exercise periods of both Class "A: and Class "B" warrants have been extended by the Board of Directors through January 9, 1998. At August 31, 1997, 147,272,800 shares of common stock are reserved in connection with such warrants.

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

                         SAFE AID PRODUCTS INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 1997
                                    UNAUDITED

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

On April 15, 1997, the Company authorized the issuance of 2,500,000 shares of the Company's common stock in consideration of consulting services. The services were valued at $23,250 or .0093 per share.

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

There were no royalties earned pursuant to this agreement during the year ended November 30, 1996 or the nine months ended August 31, 1997.

                         SAFE AID PRODUCTS INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 1997
                                    UNAUDITED

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

There has been no activity with respect to this agreement during the year ended November 30, 1996 or the nine months ended August 31, 1997.

On January 25, 1988, the Company entered into a license agreement with UKRF in connection with the right to use certain information and patents concerning the derivation of aspirin. The agreement also required a non-refundable license issue fee of $5,000 upon execution. Additionally, the Company shall pay a royalty in an amount equal to 2% of the net sales of the licensed product as defined in the agreement. There has been no activity with respect to this agreement during the year ended November 30, 1996 or the nine months ended August 31, 1997.

NOTE 5: MERGER DISCUSSIONS

The Company is in the midst of merger discussions with Intelligence Network International, Inc. ("INI") a Florida corporation engaged in various internet services and products. The merger is subject to certain conditions including increasing the authorized common stock to 999,999,000, changing the name to "Safe Technologies International, Inc." and effectuating a one-for-ten reverse stock split. If the proposed merger takes place the former INI shareholders will own approximately eighty-three percent of Safe Aid's common stock. There is no guarantee that the merger will take place.

                           PART II. OTHER INFORMATION
                           --------------------------


Item 5. Other Events
        ------------

          On August 29, 1997, Safe Aid Products Incorporated ("Safe Aid") entered into a merger agreement with Intelligence Network Inc. ("INI") (the "Merger Agreement") pursuant to which INI will merge with and into Safe Aid (the "Merger"). Safe Aid will be the corporation surviving the Merger.

     INI offers various internet services and products through its three (3) wholly owned subsidiaries:

     1. CyberPlan, Inc., a company which specializes in preparing bundelled software packages.

     2. Property Intelligence International, Inc., an internet information conference service provider; and

     3. CyberMall, Inc., an internet directory for upmarket products and services.

     INI also intends to expand its products and services into two new industries with two recent acquisitions. In June, 1996 INI acquired Total Micro Computers, Inc. ("TMC"), a wholesaler and retailer of custom designed and assembled computer systems and related products. In July 1997, INI acquired GMC Computer Consultants, INc. d/b/a Precision Imaging ("GMC"), a printer and publisher of catalogs and magazines (collectively, GMC and TMC are sometimes referred to as the "Acquisition Companies"). The acquisition of the Acquisition Companies may be cancelled and rescinded if the Merger is not consummated by November 1, 1997.

     At the effective date of the Merger, INI will merge with and into Safe Aid. Safe Aid will be the surviving corporation in the Merger and will continue its corporate existence under Delaware law under the name "Safe Technologies International, Inc.". At the effective time of the merger, the separate corporate existence of INI will terminate, and pursuant to the Merger Agreement each issued and outstanding share of INI common stock will be converterd into the right to receive one share of Safe Aid common stock. Immediately prior to the Merger (subject to stockholder approval), the outstanding common stock will be reduced to 70,547,720 shares. After the consummation of the Merger, the former INI shareholders will own approximately eighty-three (83%) percent of Safe Aid's common stock.

     The obligations of Safe Aid and INI to effect the Merger are subject to certain conditions including:

     (i) Approval and adoption by Safe Aid stockholders of proposals to amend Safe Aid's Certificate of Incorporation to (a) increase Safe Aid's authorized common stock to 999,999,000 shares of common stock; (b) change the name of Safe Aid to "Safe Technologies International, Inc."; and (c) effectuate a one-for-ten reverse stock split of Safe Aid's common stock;

    (ii) Approval and adoption of the Merger Agreement by Safe Aid stockholders;

   (iii) As of the closing daet of the Merger, INI shall have not less than $280,000 in cash or cash equivalent assets; and

    (iv) The accuracy on the closing date of representations and warranties of Safe Aid and INI made in the Merger Agreement.

     Safe Aid has been unsuccessful in effecting its original business purpose and has had virtually no active operations for the past several years. In addition, Safe Aid has no capital available to renew active operations. As a result, management adopted a strategy of locating an operating company to engage in a business in combination with Safe Aid that could increase shareholder value.

     In considering the merits of the Merger with INI, Safe Aid's Board of Directors gave substantial weight to its belief that marketing through the Internet, and related fields of INI, represent a significant growth opportunity. Safe Aid's Board of Directors also considered the risks factors attributable to INI's business discussed in "Risk Fators" in the Proxy Materials submitted as part of the Merger document, particularly INI's limited operating history and need for additional capital, and disadvantages of the Merger, such as the substantial dilution of the existing stockholder's ownership of Safe Aid. Safe Aid's Board of Directors determined that the benefits outweighed the disadvantages and unanimously approved the terms of the Merger.


     In connection with the proposed Merger, Safe Aid will deliver a proxy statement to its stockholders that will further describe INI and the propsed Merger. The proxy statement will include audited financial statements of INI and its recently acquired subsidiaries for their most recent fiscal years, as well as unaudited interim financial statements of the six month periods ended June 30, 1996 and 1997, and pro forma financial information of the combined entity giving effect to the Merger.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      Exhibits

                  27 - Financial Data Schedule

         (b)      Reports

                  A Form 8-K dated June 17, 1997 was filed in order to report on the status of the joint venture between Safe Aid Products Incorporated and CC Plus.

                                   Signatures
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                              SAFE AID PRODUCTS INCORPORATED

                                              /s/ Stanley Snyder
                                              -------------------------
                                              Stanley Snyder, President

Dated:  October 14, 1997