Form 10KSB/A
period 1996-11-30
SAFE AID PRODUCTS INC
filed 1997-11-28
CIK 829117

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

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

          The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2,957,311 on November 28, 1997 (based on the average bid and ask price of the Registrant's common stock on November 28, 1997 of $.0057 and $.0059, respectively).

         The approximate number of shares outstanding of the Registrant's common stock on November 28, 1997 was 705,477,200. The approximate number of "A" Warrants outstanding as of November 30, 1996 was 72,272,800 convertible into 72,272,800 shares of common stock at $.02 per share. Each outstanding A Warrant, upon exercise, will result in the issuance of one redeemable "B" Warrant. As of November 30, 1996 there were approximately 2,727,200 B Warrants outstanding exercisable into 2,727,200 shares of common stock at $.05 per share.

Transitional Small Business Disclosure Format (check one):
Yes __X__    No _____

                                EXPLANATORY NOTE

     This Amendment to the report on Form 10-KSB for the fiscal year ended November 30, 1996 ("1996 Annual Report") of Safe Aid Products, Inc. ("Safe Aid") is being filed by Safe Aid to amend Part F/S-Financial Statements and Supplementary Data. The purpose of this Amendement is to include the report dated February 14, 1995 (the "Report"), of Marcum & Kliegman LLP ("Marcum & Kliegman"), on Safe Aid's financial statements for the fiscal year ended November 30, 1994 and the period from May 21, 1987 (inception) through November 30, 1994 with the report dated February 5, 1997 of Scott & Guilfoyle on Safe Aid's financial statements for the fiscal years ended November 30, 1996 and 1995 and the period from May 21, 1987 (inception) through November 30, 1996.

     In their report dated February 5, 1997, Scott & Guilfoyle relied on the Report of Marcum & Kliegman and made reference to Marcum & Kliegman's Report. Pursuant to Rule 2-05 of Regulation S-X under the Securities Exchange Act of 1934, as amended, the Report of Marcum & Kliegman should have been filed with Scott & Guilfoyle's report dated February 5, 1997.

     Part F/S is hereby amended and restated as filed herewith.

                                    PART F/S

See pages F1- F11

Financial Statements and Supplementary Data
--------------------------------------------

                         SAFE AID PRODUCTS INCORPORATED

                          Index to Financial Statements
                          -----------------------------

                                                           Page

Reports of Independent Certified Public Accountants         F-1 - F-2

Financial Statements:

Balance Sheets as of November 30, 1993 and 1994             F-3

Statement of Stockholders' Equity for the period            F-4 - F-5
from inception (May 21, 1987) to November 30, 1996

Statements of Operations for each of the two years          F-6
in the period ended November 30, 1996 and cumulative from inception (May 21, 1987) to November 30, 1996

Statements of Cash Flows for each of the two years          F-7
in the period ended November 30, 1996 and cumulative
from inception (May 21, 1987) to November 30,
1996

Notes to Financial Statements                               F-8 - F-11




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

                      [Letterhead of Marcum & Kliegman LLP]


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Safe Aid Products Incorporated (A Development Stage Enterprise)
Hauppauge, New York

We have audited the accompanying balance sheet of Safe Aid Products Incorporated (a development stage enterprise) as of November 30, 1994, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examination on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Safe Aid Products Incorporated (a development stage enterprise) as of November 30, 1994, and the results of its operations and its cash flows for the year then ended and the cumulative period from inception (May 21, 1987) to November 30, 1994, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum & Kliegman LLP

Marcum & Kliegman  LLP
Syosset, New York
February 14, 1995



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

NOTE 6 - SUBSEQUENT EVENT

Effective January 11, 1997, the Board of Directors consented to extend the exercise periods of both the Class "A" and Class "B" warrants through January 9, 1998.
                                      F-11