Form 10KSB40
period 1997-11-30
SAFE TECHNOLOGIES INTERNATIONAL INC
filed 1998-02-27
CIK 829117

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the Fiscal Year Ended November 30, 1997
                         Commission File Number 0-17746

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                      f/k/a/ SAFE AID PRODUCTS INCORPORATED

               (Exact Name of Registrant as Specified in Charter)

            Delaware                             22-2824492
   ----------------------------------------------------------------------
  (State or other jurisdiction of             (I.R.S. Employer ID. Number
   incorporation or organization)

  249 Peruvian Avenue
  Palm Beach, Florida                                    33480
  ----------------------------------  -----------------------------------
  (Address of principal                                (Zip Code)
   executive offices)

Registrant's telephone no., including area code (561) 832-2700

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
-------------------------------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety (90) days. Yes __ X__   No____ .

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. __ X__

Issuer's revenues for the most recent fiscal year were $9,801.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $35,273,860 on November 30, 1997 based upon the latest published average bid price ($.05) at the close of the market on February 20, 1998, the most recently available bid date for the Registrant's Common Stock.

         The approximate number of shares outstanding of the Registrant's common stock on November 30, 1997 was 705,477,200. The approximate number of "A" Warrants outstanding as of November 30, 1997 was 72,272,800 convertible into 72,272,800 shares of common stock at $.02 per share. Each outstanding A Warrant, upon exercise, will result in the issuance of one redeemable "B" Warrant. As of November 30, 1997 there were approximately 2,727,200 B Warrants outstanding exercisable into 2,727,200 shares of common stock at $.05 per share.

Transitional Small Business Disclosure Format (check one):
Yes __ X__    No____

================================================================================

                             PART I (Alternative 2)

Business

         The Company was incorporated under Delaware law on May 21, 1987 to engage in manufacturing and marketing of a disinfectant product for sale in dental and medical offices and hotel and motel markets, as well as in the retail over-the-counter market, and to engage in research and development regarding nasal and transdermal delivery of aspirin and other drugs.

         During the past several years, the Company has been relatively inactive with nominal sales and operations and has remained in its development stage. During the past year, the Company's principal business objective has been to find and merge with an operating company that management believes could increase shareholder value.

         During the previous fiscal year, the Company maintained an arrangement to use space at 225 Old Country Road, Melville, New York 11747 and its telephone number was (516) 364-3887. As of February 9, 1998, the Company maintained executive offices at 249 Peruvian Avenue, Palm Beach, Florida 33480.

         The Company has been unsuccessful in effecting its original business purpose and had virtually no active operations for the past several years. In addition, the Company has no capital available to renew active operations. As a result, during the past several years, management adopted a strategy of either finding a business partner to exploit the Company's technology or located an operating company to engage in a business combination with the Company. Numerous opportunities with third parties were reviewed and evaluated by the

Company (most related to operating businesses looking to acquire a public company through a reverse merger), but prior to 1997 none was found to be acceptable.

         In February 1997, Safe Aid entered into a joint venture agreement with CC Plus, a Spanish corporation, to establish the worldwide development, production and marketing of a nasally administered aspirin. However, the joint venture terminated in June 1997 over a contractual dispute regarding CC Plus' obligation to expend $500,000 toward the development and marketing of the nasally administered aspirin.

         Thereafter, the Company focused its search on a non-public operating companies that would be interested in acquiring the Company's status as a public company. Management did not limit its search to any particular industry. Rather, it sought out a company in a high growth industry that could increase shareholder value. Management determined that due to the Company's (i) exhaustion of all funds and inability to pay amounts necessary for its continuation, (ii) inability to raise capital, and (iii) inability to find a viable business partner to exploit the Company's patents, the Company would completely cease all operating and dissolve if it did not locate an acquisition candidate by the end of the 1997.

Merger

         In August, 1997 the Company entered into a merger agreement with Intelligence Network International, Inc. ("INI") pursuant to which INI would merge with and into the Company (the "Merger"). Safe Aid will be the corporation surviving the Merger. The obligations of the Company and INI to effect the Merger were subject to certain conditions including:

         approval and adoption by the Company's stockholders of proposals to amend the Company's Certificate of Incorporation to (i) increase the Company's authorized common stock to 999,999,000 shares of common stock; (ii) change the name of the Company to "Safe Technologies International, Inc."; and (iii) effectuate a one-for-ten reverse stock split of the Company's common stock; and
(iv) approval and adoption of the Merger Agreement by the Company's stockholders.

         On January 30, 1998, a special meeting of the Board of Directors and Stockholders of the Company was held at the offices of Lazer, Aptheker, Feldman, Rosella & Yedid, LLP, 225 Old Country Road, Melville, New York. At the special meeting, 57.16% of the voting stock of the Company was voted in favor of the Merger and all matters referred to in subparagraphs (i) through (iv) above.

         WHERE RELEVANT MATTERS ARE REPORTED HEREIN ON A POST-MERGER BASIS


         Effective February 9, 1998, the following individuals resigned as officers and directors of the Company:

         Stanley Snyder                   President and Director
         Barney Melsky                    Secretary/Treasurer and Director
         Melvin Mr. Fritz                 Director

         Effective February 9, 1998, the following individuals were elected to the following positions:

         Barbara L. Tolley                Chief Executive Officer, Chairman and
                                          Director
         Michael Bhathena                 Vice President and Chief Information
                                          Officer
         Bradford L. Tolley               Secretary and Treasurer
         Charles N. Martus                Director
         Jack W. Tolley                   Director
         Franklin L. Frank                Director
         Robert L. Alexander              Director


Security Ownership of Management and Certain Securityholders
------------------------------------------------------------

         Security Ownership of Certain Beneficial Owners:

         The following table contains information as to the beneficial ownership of shares of Common Stock of the Registrant of all officers and directors of the Registrant, each person who to the knowledge of the Registrant, post-merger, was the beneficial owner of 10% or more of the outstanding shares, and all officers and directors of the Registrant as a group:

                                              Amount and Nature
                       Name of Beneficial      of Beneficial         Percent
Title of Class              Owner                 Ownership          of Class
--------------         ------------------     -----------------      --------

Common Stock           Barbara L. Tolley      267,755,650             38.0%
$.00001 par value                             Chairman and CEO


Common Stock           Ruth Deutsch           209,595,535             29.7%
$.00001 par value                             Shareholder

Common Stock           Franklin L. Frank      243,595,536             34.5%
$.00001 par value                             Director

Common Stock           Bradford L. Tolley     25,000,000               3.5%
$.00001 par value                             Treasurer and
                                              Secretary

Common Stock           Jack W. Tolley         267,755,650             38.0%
$.00001 par value                             Director

Common Stock           Michael Bhathena       11,740,000               1.7%
$.00001 par value                             Vice President and
                                              Chief Information Officer

Common Stock           Charles N. Martus      200,000                 Less
$.00001 par value                             Director                than
                                                                      1%

Common Stock           Robert L. Alexander    200,000                 Less
$.00001 par value                             Director                than
                                                                      1%

Common Stock           All Officers and       548,491,186             77.7%
$.00001 par value      Directors as a group



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

1997
----
1st Quarter       .0136/.0070       .0137/.0073          U N P R I C E D
2nd Quarter       .016/.0045        .0163/.005           U N P R I C E D

3rd Quarter       .0121/.0053       .013/.006            U N P R I C E D
4th Quarter       .026/.008         .016/.005            U N P R I C E D


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

1997
----
1st Quarter       U N P R I C E D                        U N P R I C E D
2nd Quarter       U N P R I C E D                        U N P R I C E D
3rd Quarter       U N P R I C E D                        U N P R I C E D
4th Quarter       U N P R I C E D                        U N P R I C E D

         The bid quotation of the Common Stock in the over-the-counter market as of the most recent available date, February 20, 1998 was $.05. The above quotation does not include retail mark-ups, mark-downs or commissions and represents prices between dealers and not necessarily actual transactions. The past performance of the Registrant's securities is not necessarily indicative of future performance.

         (b) The approximate number of common stockholders of record of the Registrant as of November 17, 1997 was 1,207.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         On January 30, 1998, the Company approved a merger with INI, Florida corporation engaged in various internet services and products. The merger was subject to certain conditions including increasing the authorized common stock to 999,999,999, changing the name to "Safe Technologies International, Inc." and effectuating a one-for-ten reserve stock split. As a result of the merger, INI shareholders own approximately eighty-three percent of Safe Aid's common stock.

Item 5. Compliance with Section 16(a) of the Exchange Act

         Nothing to report

Item 6. Reports on Form 8-K

         A Form 8-K dated January, 1998 was filed in order to report the extension of the time period, until January 8, 1999, during which the Company's warrants may be exercised.

         A Form 8-K dated February, 1998 was filed in order to report the merger with INI.


                                    PART F/S

See pages F1 - F11

Financial Statements and Supplementary Data


                         SAFE AID PRODUCTS INCORPORATED

                          Index to Financial Statements
                          -----------------------------

                                                                     Page

Reports of Independent Certified Public Accountants                  F-1

Financial Statements:

Balance Sheets as of November 30, 1996 and 1997                      F-2

Statement of Stockholders' Equity for the period                     F-3 - F-4
from inception (May 21, 1987) to November 30, 1997

Statements of Operations for each of the two years                   F-5
in the period ended November 30, 1997 and cumulative from inception (May 21, 1987) to November 30, 1997

Statements of Cash Flows for each of the two years                   F-6
in the period ended November 30, 1997 and cumulative from inception (May 21, 1987) to November 30, 1997

Notes to Financial Statements                                        F-7 - F-10

Financial Data Schedule                                              F-11

All schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.

                                    PART III

Item 1.  Index to Exhibits

Exhibit No.:                   Description                         Filing

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

                                        SAFE TECHNOLOGIES INTERNATIONAL, INC.

  Dated: February 26, 1998             By:  /s/ Barbara Tolley
                                            --------------------
                                              Barbara Tolley,
                                              Chief Executive Officer

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Signature                             Title                    Date
---------                             -----                    ----

                                  Vice President/
/s/ Michael Bhathena              Chief Information          February 26, 1998
------------------------          Officer
    Michael Bhathena

/s/ Bradford Tolley               Secretary/Treasurer        February 26, 1998
------------------------
    Bradford Tolley

/s/ Charles N. Martus             Director                   February 26, 1998
------------------------
    Charles N. Martus

/s/ Jack W. Tolley                Director                   February 26, 1998
------------------------
    Jack W. Tolley

/s/ Franklin L. Frank             Director                   February 26, 1998
------------------------
    Franklin L. Frank

/s/ Robert L. Alexander           Director                   February 26, 1998
------------------------
    Robert L. Alexander

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
Richard T. Guilfoyle. C.P.A.                                  Fax (516) 328-6638


                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors of
Safe Aid Products Incorporated

We have audited the accompanying balance sheets of Safe Aid Products Incorporated (a development stage company) as of November 30, 1997 and 1996 and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period May 21, 1987 (inception) through November 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period May 21, 1987 (inception) through November 30, 1994, were audited by other auditors whose report dated February 14, 1995 expressed an unqualified opinion on those statements. The financial statements for the period May 21, 1987 (inception) through November 30, 1994 include total revenue and net loss of $338,215 and ($1,546,700) respectively. Our opinion on the statements of operations, shareholders' equity, and cash flows for the period May 21, 1987 (inception) through November 30, 1997 insofar as it relates to amounts for prior periods through November 30, 1994, is based solely on the report of other auditors.

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

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position Safe Aid Products Incorporated (a development stage company) as of November 30, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, and the period from May 21, 1987 (inception) to November 30, 1997 in conformity with generally accepted accounting principles.

/s/ Scott & Guilfoyle

Lake Success, New York
February 9, 1998




                                               SAFE AID PRODUCTS INCORPORATED
                                                (A DEVELOPMENT STAGE COMPANY)
                                                       BALANCE SHEETS
                                                         NOVEMBER 30

                                                                         1997               1996
                                                           ASSETS

CURRENT ASSETS

         Cash                                                      $          417       $       4,034
                                                                   --------------       -------------
                  TOTAL CURRENT ASSETS                                        417               4,034

MACHINERY AND EQUIPMENT

         Net of accumulated depreciation of $4,258                              0                   0
                                                                   --------------       -------------
                  TOTAL ASSETS                                     $          417       $       4,034
                                                                   ==============       =============


                                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

         Shareholder loans                                         $       19,000        $     13,500
         Accrued expenses                                                   4,112               5,293
                                                                   --------------       -------------

                  TOTAL CURRENT LIABILITIES                                23,112              18,793
                                                                   --------------         -----------

STOCKHOLDERS' EQUITY
         Common stock $.00001 par value

           950,000,000 shares authorized; 705,477,200

           and 702,977,200 issued and outstanding respectively              7,055               7,030
         Additional paid in capital                                     1,572,194           1,548,969
         Deficit accumulated during development stage                  (1,601,944)         (1,570,758)
                                                                   --------------       -------------

                  TOTAL                                            (       23,695)       (     14,759)
                                                                   --------------       -------------

                  TOTAL LIABILITIES AND

                    STOCKHOLDERS' EQUITY                           $          417       $       4,034
                                                                   ==============       =============





The accompanying notes are an integral part of the financial statements.




                                                            SAFE AID PRODUCTS INCORPORATED
                                                             (A DEVELOPMENT STAGE COMPANY)
                                                           STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                          Deficit
                                                                                                        Accumulated
                                                                                           Additional     During        Total
                                                                    Common Stock            Paid-in     Developmet   Stockholders'
                                                                 Shares        Amount       Capital        Stage       Equity

Date of inception - May 21, 1987                                         0        $0            $0           $0               $0

Issuance of common stock for cash to founders
($.0001 per share)                                             100,000,000     1,000         9,000            0           10,000

Issuance of common stock for cash to outside
investors from December 1, 1987 through
February 11, 1988 ($.00044 per share)                          350,000,000     3,500       152,014            0          155,514

Public issuance of shares for cash, net of
expenses, during the period April 11, 1988
to June 30, 1988 ($.0081 per share)                            150,000,000     1,500     1,212,341            0        1,213,841

Issuance of common stock for consulting services
based on Board of Directors assessment of value of
services rendered during August 1988 ($.02 per share)            4,050,000        40        80,960            0           81,000

Issuance of common stock for cash in connection
with exercise of warrants during
November 1988 ($.02 per share)                                     675,000         7        13,493            0           13,500

Net loss for the year ended November 30, 1988                            0         0             0     (414,054)        (414,054)

Issuance of common stock for license agreement based
on Board of Directors assessment of value of agreement
during December 1988 ($.02 per share)                              750,000         8        14,992            0           15,000

Issuance of common stock for public relations services
based on Board of Directors assessment of value of
services during March 1989 ($.02 per share)                        200,000         2         3,998            0            4,000

Issuance of common stock for consulting, research &
development based on Board of Directors assessment of
value during October 1989 ($.01 per share)                         750,000         8         7,492            0            7,500

Issuance of common stock for cash in connection
with exercise of warrants during the year ended
November 30, 1989 ($.02 per share)                               2,027,200        20        40,524            0           40,544

Net loss for the year ended November 30, 1989                            0         0             0     (561,463)        (561,463)
                                                               -----------     ------    ---------     --------         --------
Balance, November 30, 1989                                     608,452,200     6,085     1,534,814     (975,517)         565,382


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

                                                                      (continued)

                                                                                                          Deficit
                                                                                                        Accumulated
                                                                                        Additional        During          Total
                                                                Common Stock              Paid-in       Development   Stockholders'
                                                            Shares            Amount      Capital          Stage          Equity

Issuance of common stock for cash in connection
with exercise of  warrants during the year ended
November 30, 1990 ($.02 per share)                                  25,000         0           500            0              500

Net loss for the year ended November 30, 1990                            0         0             0     (353,012)        (353,012)
                                                               -----------   -------     ---------   ----------       ----------
Balance, November 30, 1990                                     608,477,200     6,085     1,535,314   (1,328,529)         212,870

Net loss for the year ended November 30, 1991                            0         0             0     (108,242)        (108,242)

Net loss for the year ended November 30, 1992                            0         0             0      (58,009)         (58,009)

Issuance of common stock for consulting services
based on Board of Directors assessment of value
of services rendered for the year ended
November 30, 1993 ($.001 per  share)                               500,000         5           495            0              500

Net loss for the year ended November 30, 1993                            0         0             0      (44,479)         (44,479)

Issuance of common stock for legal & consulting
services based on Board of Directors assessment
of value of services rendered for the year ended
November 30, 1994 ($.00015 per share)                           94,000,000       940        13,160            0           14,100

Net loss for the year ended  November 30, 1994                           0         0             0       (7,441)          (7,441)

Net loss for the year ended  November 30, 1995                           0         0             0      (19,049)         (19,049)
                                                               -----------   -------     ---------   ----------       ----------
Balance, November 30, 1995                                     702,977,200     7,030      1,548,969  (1,565,749)          (9,750)

Net loss for the year ended November 30, 1996                            0         0             0       (5,009)          (5,009)
                                                               -----------   -------     ---------   ----------       ----------
Balance, November 30, 1996                                     702,977,200     7,030     1,548,969   (1,570,758)         (14,759)

Issuance of common stock for consulting services
based on Board of Directors assessment of value
of services rendered for the period ended
April, 1997 ($.0093 per share)                                   2,500,000        25        23,225            0           23,250

Net loss for the year ended November 30, 1997                            0         0             0      (31,186)         (31,186)
                                                               -----------   -------     ---------   ----------       ----------
Balance, November 30, 1997                                     705,477,200   $ 7,055    $1,572,194  $(1,601,944)        $(22,695)
                                                               ===========    ======     =========   ==========       ==========


The accompanying notes are an integral part of the financial statements.




                                         SAFE AID PRODUCTS INCORPORATED
                                          (A DEVELOPMENT STAGE COMPANY)
                                             STATEMENT OF OPERATIONS


                                                         For The Years           From Inception
                                                             Ended              (May 21, 1987) to
                                                          November 30              November 30
                                                     1997            1996              1997

REVENUE

         Net sales                             $       9,801    $      19,647    $     246,831
         License fees                                      0                0           10,000
         Interest income                                   0                0          120,676
                                               -------------    -------------    -------------

                  TOTAL REVENUES                       9,801           19,647          377,507
                                               -------------    -------------    -------------

EXPENSES

         Cost of sales                                 7,569           15,187          211,032
         Selling, general and administrative          33,418            9,469          953,797
         Research and development                          0                0          594,618
         Selling expenses                                  0                0           65,642
         Depreciation and amortization                     0                0           29,443
         Loss- inventory obsolescence                      0                0          124,919
                                               -------------    -------------    -------------

                  TOTAL                               40,987           24,656        1,979,451
                                               -------------    -------------    -------------

NET LOSS                                       $     (31,186)   $      (5,009)   $  (1,601,944)
                                               =============    =============    =============

LOSS PER SHARE:

         Net loss per share                              NIL              NIL              NIL

WEIGHTED AVERAGE NUMBER OF

 COMMON SHARES OUTSTANDING                       705,477,200      702,977,200      704,545,693
                                               =============    =============    =============



The accompanying notes are an integral part of the financial statements.




                                                         SAFE AID PRODUCTS INCORPORATED
                                                          (A DEVELOPMENT STAGE COMPANY)
                                                             STATEMENT OF CASH FLOWS

                                                                              For The Years                  From Inception
                                                                                  Ended                     (May 21, 1987) to
                                                                               November 30                    November 30
                                                                        1997                  1996                1997

CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                   $   (31,186)         $    (5,009)         $(1,601,944)
         Adjustments to reconcile net loss to net cash
         used in operating  activities:
           Depreciation and amortization                                      0                    0               29,443
           Issuance of common stock for services                         23,250                    0              145,350
           Loss on abandonment of assets                                      0                    0               11,018
         Changes in operating assets and liabilities:
          (Increase) decrease in assets:
            Organization costs                                                0                    0               (1,350)
          Increase (decrease) in liabilities:
            Accounts payable and accrued expenses                        (1,181)              (1,648)               4,112
                                                                    -----------          -----------          -----------
   NET CASH USED BY OPERATING ACTIVITIES                                 (9,117)              (6,657)          (1,413,371)
                                                                    -----------          -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
         Additions to property and equipment                                  0                    0              (39,111)
                                                                    -----------          -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from issuance of common stock                               0            1,433,899
         Loans from stockholders                                          5,500                8,500               29,000
         Repayment of stockholders' loans                                     0                    0              (10,000)
                                                                    -----------          -----------          -----------
   NET CASH PROVIDED BY  FINANCING ACTIVITIES                             5,500                8,500            1,452,899
                                                                    -----------          -----------          -----------

INCREASE (DECREASE) IN CASH                                              (3,617)               1,843                  417

BEGINNING CASH BALANCE                                                    4,034                2,191                    0
                                                                    -----------          -----------          -----------
ENDING CASH BALANCE                                                 $       417          $     4,034          $       417
                                                                    ===========          ===========          ===========


The accompanying notes are an integral part of the financial statements.

                         SAFE AID PRODUCTS INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 1997

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

                         SAFE AID PRODUCTS INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 1997

NOTE 3:  STOCKHOLDERS' EQUITY (continued)

In June of 1988, the Company completed a sale of 150,000 units to the public at a price of $10 per unit. The Company received proceeds in the amount of $1,213,841, net of commissions and expenses to the underwriter, legal, accounting and other expenses related to the public offering in the amount of $286,159. Each unit consisted of 1,000 shares of common stock, $.00001 par value, and 500 redeemable common stock warrants designated redeemable Warrant "A". Each redeemable Warrant "A" would upon exercise, entitle the holder to purchase one share of common stock for $.02 per share and to receive one redeemable Class "B" Common Stock purchase warrant. Each redeemable Class "B" Common Stock purchase warrant would, upon exercise, entitle the holder to purchase one share of common stock for $.05 per share. These exercise periods of both Class "A: and Class "B" warrants have been extended by the Board of Directors through January 9, 1999. At November 30, 1997, 147,272,800 shares of common stock are reserved in connection with such warrants.

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

                         SAFE AID PRODUCTS INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 1997

NOTE 3:  STOCKHOLDERS' EQUITY (continued)

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

There were no royalties earned pursuant to this agreement during the years ended November 30, 1997 and 1996.

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

There has been no activity with respect to this agreement during the years ended November 30, 1997 and 1996.

                         SAFE AID PRODUCTS INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 1997

NOTE 4 - COMMITMENTS AND CONTINGENCIES (continued)

On January 25, 1988, the Company entered into a license agreement with UKRF in connection with the right to use certain information and patents concerning the derivation of aspirin. The agreement also required a non-refundable license issue fee of $5,000 upon execution. Additionally, the Company shall pay a royalty in an amount equal to 2% of the net sales of the licensed product as defined in the agreement. There has been no activity with respect to this agreement during the years ended November 30, 1997 and 1996.

NOTE 5: SUBSEQUENT EVENTS - MERGER

On January 30, 1998 the Company approved a merger with Intelliigence Network International, Inc. ("INI") a Florida corporation engaged in various internet services and products. The merger was subject to certain conditions including increasing the authorized common stock to 999,999,000, changing the name to "Safe Technologies International, Inc." and effectuating a one-for-ten reverse stock split. As a result of the merger INI shareholders own approximately eighty-three percent of Safe Aid's common stock. These financial statements do not reflect any adjustments as a result of the merger.