Form 10QSB
period 1998-03-31
SAFE TECHNOLOGIES INTERNATIONAL INC
filed 1998-05-13
CIK 829117

==========================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10QSB


                Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1998


                          Commission File No. 000-17746


                  SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
                   (Formerly Safe Aid Products Incorporated)
              ----------------------------------------------------
             (Exact name of Registrant as specified in its Charter)




          Delaware                                      22-2824492
   -------------------------------                 ---------------------
   (State or other jurisdiction of                 (IRS Employer ID No.)
    incorporation or organization)


       249 Peruvian Avenue
       Suite F2
       Palm Beach, Florida                               33480
   -------------------------------                     ----------
   (Address of principal executive                     (Zip Code)
    offices)


   Registrant's telephone number,
   including area code:                               (561) 832-2700
                                                      --------------

* On February 9, 1998, Safe Aid Products Incorporated merged with and into Intelligence Network International and was renamed Safe Technologies International Incorporated.

     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES [X]        NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

     Common Stock, $0.00001 Par Value - 705,477,200 shares as of
May 13, 1998.

                                      INDEX
                                      -----

                                                                       Page
                                                                       ----
PART I   FINANCIAL INFORMATION


  Item 1.  Financial Statements

           Unaudited Consolidated Balance Sheets -
           March 31, 1998 and March 31, 1997.............................3

           Unaudited Consolidated Statements of Operations -
           Three Months Ended March 31, 1998 and March 31,1997...........4

           Unaudited Consolidated Statements of Cash Flows -
           Three Months Ended March 31, 1998 and March 31,1997...........5

           Notes to Unaudited Consolidated Financial Statements..........6

           Unaudited Balance Sheets -
           December 31, 1997.............................................8

           Unaudited Statements of Earnings -
           One Month Ended December 31, 1997.............................9

           Unaudited Statements of Cash Flows -
           One Month Ended December 31, 1997............................10

           Notes to Unaudited Financial Statements......................11


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................12


PART II  OTHER INFORMATION

  Item 1.  Legal Proceedings............................................15

  Item 2.  Changes in Securities........................................15

  Item 3.  Defaults Upon Senior Securities..............................15

  Item 4.  Submission of Matters to a Vote of Security Holders..........15

  Item 5.  Other Information............................................16

  Item 6.  Exhibits and Reports on Form 8-K.............................16


  Signature.............................................................16

PART 1 - FINANCIAL STATEMENT PRESENTATION


                           SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
                                   CONSOLIDATED BALANCE SHEETS
                                          (UNAUDITED)

                                                                               March 31             March 31
                                                                                1998                  1997
                                                          ASSETS
        CURRENT ASSETS
            Cash                                                           $      187,907        $      38,415
            Accounts receivable - principally trade                               145,502                    0
            Inventory                                                              10,092                    0
            Income tax refund receivable                                           48,300                    0
            Notes receivable, stockholders                                        110,885                    0
            Prepaid expenses                                                        2,494                    0
            Management Agreements, net                                            904,168                    0
                                                                           --------------        -------------
                    TOTAL CURRENT ASSETS                                        1,409,348               38,415

        MACHINERY AND EQUIPMENT
               Net of accumulated depreciation                                     63,267                    0
                                                                           --------------        -------------
                    TOTAL MACHINERY AND EQUIPMENT                                  63,267                    0

        OTHER ASSETS
          Deposits                                                                  5,294                    0
          Goodwill, net                                                           605,619                    0
                                                                           --------------        -------------
                    TOTAL OTHER ASSETS                                            610,913                    0

                                                                            -------------        -------------
                    TOTAL ASSETS                                           $    2,083,528       $       38,415
                                                                            ==============        ============


                                          LIABILITIES AND STOCKHOLDERS' EQUITY

        CURRENT LIABILITIES
            Line of credit, payable bank                                     $     15,846       $            0
            Payroll taxes                                                           8,594                    0
            Accounts payable, trade                                                76,406                    0
            Accrued expenses                                                       28,038                    0
            Accrued income taxes                                                   68,012                    0
            Notes payable, related party                                           97,333                    0
            Deferred income taxes                                                   4,800                    0
                                                                           --------------        -------------
                    TOTAL CURRENT LIABILITIES                                     299,029                    0

        STOCKHOLDERS' EQUITY
            Common stock $.00001 par value
              999,000,000 shares authorized; 705,477,200 issued and outstanding      7,055                   0
            Additional paid in capital                                           2,346,000              87,725
            Deficit accumulated during development stage                                               (49,310)
            Accumulated deficit                                                   (568,556)
                                                                            --------------        ------------
                    TOTAL STOCKHOLDERS' EQUITY                                   1,784,499              38,415
                                                                            --------------        ------------

                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $     2,083,528       $      38,415
                                                                            ==============        ============

<PAGE

                           SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
                              CONSOLIDATED STATEMENT OF OPERATIONS
                                          (UNAUDITED)
                                                                     For Three                For Three
                                                                    Months Ended             Months Ended
                                                                      March 31                March 31
                                                                        1998                     1997

REVENUES                                                           $     346,721            $           0

COST OF REVENUE                                                    $     210,901            $           0
                                                                    ------------             ------------
GROSS PROFIT                                                       $     135,820            $           0


EXPENSES
         Promotion                                                         9,579                        0
         Bank charges                                                      2,326                        0
         Interest                                                            408                        0
         Depreciation                                                        795                        0
         Equipment lease                                                   9,462                        0
         Insurance                                                          5998                        0
         Office expenses                                                  41,656                        0
         Officers' salary                                                 54,608                        0
         Wages                                                             4,680                        0
         Payroll taxes                                                     1,695                        0
         Commissions paid                                                  1,665                        0
         Subcontract labor                                                13,305                        0
         Legal & professional fees                                        64,772                   29,287
         Travel                                                            5,904                        0
         Merger Expense                                                  122,774                        0
                                                                    ------------             ------------
                 TOTAL EXPENSES                                    $     493,989            $      29,287
                                                                    ------------             ------------

OTHER INCOME
         Interest on Deposit                                               1,037                        0


Income Before Income Taxes                                            (  357,132)                 (29,287)


Provision For Income Taxes                                                     0                        0

NET LOSS                                                           $  (  357,132)           $     (29,287)


LOSS PER SHARE:
         Net loss per share                                                  NIL                      NIL

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                           705,477,200


                           SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                          (UNAUDITED)

                                                                     For Three                For Three
                                                                    Months Ended             Months Ended
                                                                      March 31                March 31
                                                                        1998                     1997

CASH FLOWS FROM OPERATING ACTIVITIES
         Net (loss)                                               $(  357,132)                 $  (29,287)
         Adjustments to reconcile net loss to net cash
         used in operating  activities:
           Depreciation and amortization                              155,157                           0
         Changes in account balances:
            Accounts receivable                                    (   36,683)                          0
            Inventory                                                   4,058                           0
            Deposits                                                  214,802                           0
            Accounts payable                                           26,633                           0
            Accrued expenses                                              662                           0
            Payroll taxes payable                                       1,170                           0
            Sales taxes payable                                             4                           0
                                                                    ---------                   ---------
              TOTAL ADJUSTMENTS                                       365,803                     (29,287)
                                                                    ---------                   ---------

   NET CASH PROVIDED BY OPERATING ACTIVITIES                            8,671                           0
                                                                    ---------                   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
         Additions to property and equipment                                0                           0
                                                                    ---------                   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
         Payment on line of credit - bank                                (280)                          0
         Issuance of stock                                            122,774                       9,725
                                                                    ---------                   ---------
   NET CASH (USED) BY FINANCING ACTIVITIES                            122,594                       9,725


INCREASE (DECREASE) IN CASH                                           131,165                     (19,562)

BEGINNING CASH BALANCE                                                 56,742                      57,977
                                                                    ---------                   ---------
ENDING CASH BALANCE                                                $  187,907                  $   38,415
                                                                    =========                   =========


SUPPLEMENTAL DISCLOSURES
         Cash paid during the period for interest                  $     408

                   SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Safe Technologies International, Inc., and its wholly owned subsidiaries (collectively, 'the Company'). All significant inter-company transactions and accounts have been eliminated.

The statements have been prepared in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-QSB. The Company's financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated results of operation, consolidated financial position and consolidated cash flows at the dates and for the periods indicated, have been included in these financial statements .

These financial statements give effect to the February 9, 1998 reverse acquisition whereby Safe Aid Products, Inc. acquired all of the outstanding common stock of Intelligence Network International, Inc.; as if the transaction occurred on January 1, 1997.

For the three months ended March 31, 1998, the Company incurred a loss of $357,132, and has a deficit accumulated of $568,556 and cash of $187,907.

Operating results for the quarter, ending March 31, 1998, are not necessarily indicative of the results that may be expected for the year end December 31, 1998.


NOTE 2. COMMON STOCK TRANSACTIONS

During the first quarter of 1998, Safe Aid Products affected a one for ten reverse stock split. All share and per share amounts presented herein account for this action as of the first day of the first period presented. Further, the 634,929,480 shares issued to effect the recapitalization, as discussed below, are also presented as issued and outstanding as of the first day of the first period presented.

On February 9, 1998, Safe Aid Products issued 585,819,936 shares of newly issued, restricted unregistered common stock, to the former shareholders of Intelligence Network International, Inc. in relation with the merger with Intelligence Network International, Inc. On February 9, 1998, Safe Aid Products also issued 49,109,544 shares of newly issued, restricted unregistered common stock, to certain broker, finders and consultants for services rendered in the reverse merger transaction.


                   SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)


NOTE 3.  CLASSIFICATION OF EXPENSES

Cost of revenues includes the costs associated with the hardware, software, materials, etc., for the Company's customers, and other costs are classified as operating expenses.


NOTE 4.  NET LOSS PER COMMON SHARE

Net loss per average common and common equivalent share has been computed on the basis of the weighted average number of common shares and equivalents outstanding during the respective period. The effects on loss per share resulting from the potential exercise of issuance of the assumed exercise of warrants in the period presented are antidilutive and, therefore, not included in the calculations. At March 31, 1998, there were 14,727,280 warrants outstanding to purchase at prices ranging from $0.20 to $0.50. per share.


NOTE 5.  NOTES RECEIVABLE

The Company holds various note receivables from Stockholders totaling $110.885. These notes earn interest at 8.5% and are due upon demand.


NOTE 6.  NOTES PAYABLE

Notes payable consists of the following:

Notes payable to former Safe Aid Products, Inc., Officer and
Stockholder in the amount of $19,000

Notes payable to two Company Directors in the amount of $38,583

Notes payable to Subsidiary Stockholders in the amount of $39,750


NOTE 7. AMORTIZATION OF MANAGEMENT AGREEMENTS AND GOODWILL

Amortization of management agreements and Goodwill Expenses for the first quarter ended March 31, 1998 were $ 154,362, and for the first quarter ended February 28, 1997 was $ 0.00. $154,362 of the Amortization expense relates to the purchases of Precision Imaging (GMG, Inc.) and Total Micro Computers, Inc. The Management Agreements with these Subsidiaries were valued at $1,050,000 amortized over a period of one year. Goodwill for these companies was valued at $614,149 amortized over 10 years.

               SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
                      (A DEVELOPMENT STAGE COMPANY)
                             BALANCE SHEETS
                                (UNAUDITED)


ASSETS
                                                           December 31
                                                              1997
 CURRENT ASSETS

          Cash                                              $  30,444
          Accounts Receivable                                       0
 Total Current Assets                                       $  30,444

 PROPERTY AND EQUIPMENT, NET                                        0
                                                            ---------
 TOTAL ASSETS                                               $  30,444
                                                            ---------


 LIABILITIES & STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES

          Accounts payable                                      9,253
          Accrued expenses                                      2,105

 Total Current Liabilities                                     11,358

 STOCKHOLDERS' EQUITY

          Common Stock                                              0
          Additional Paid In Capital                          156,600
          Retained Earnings                                  (137,514)
                                                            ---------
 Total Stockholders' Equity                                    19,086

                                                            ---------
 TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                   $  30,444
                                                            ---------


               SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
                      (A DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF OPERATIONS
                                (UNAUDITED)

                                                            For The One
                                                            Month Ended
                                                            December 31
                                                               1997
  REVENUES:
           Sales                                             $      0

  COST OF SALES                                                     0

                                                             --------
  GROSS PROFIT                                                      0
                                                             --------

  EXPENSES
         Office expenses                                        3,893
         Legal & professional fees                             25,850
         Travel                                                 1,680
                                                         ------------
                 TOTAL EXPENSES                          $     31,423
                                                         ------------

  INCOME BEFORE INCOME TAXES                                  (31,423)

  PROVISION FOR INCOME TAXES                                        0

                                                             --------
  NET LOSS                                                  $(31,423)
                                                             --------
LOSS PER SHARE:
         Net loss per share                                       NIL

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                705,477,200

               SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
                      (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF CASH FLOWS
                                (UNAUDITED)


                                                                  For The One
                                                                  Month Ended
                                                                  December 31
                                                                     1997
    OPERATING ACTIVITIES

             Net (loss)                                            $(31,423)
             Adjustments to reconcile net income to net
                 cash provided by operating activities:
               Increase (decrease) in accounts payable                1,103
                                                                   --------
     Total adjustments                                                1,103
                                                                   --------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                      $(30,320)

    INVESTING ACTIVITIES                                               --

                                                                   --------
    NET CASH USED FOR INVESTING ACTIVITIES                             --
                                                                   --------


    FINANCING ACTIVITIES
             Issuance of common stock                                28,600
                                                                   --------
    Net cash provided by financing activities                        28,600

    INCREASE (DECREASE) IN CASH                                      (1,720)

    CASH:
             Beginning of one month period                           32,164

             End of one month period                                 30,444


               SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
                      (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997
                              (UNAUDITED)


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

The Company was incorporated on May 21, 1987 in the State of Delaware to engage in manufacturing and marketing of a disinfectant product for sale in dental and medical offices and hotel and motel markets, as well as in the retail over-the counter market, and to engage in research and development regarding nasal and transdermal delivery of aspirin and other drugs. At present, the Company remains in its development stage. Its activities to date consist of limited sales of disinfectant products and the investigation of the nasal and transdermal delivery of aspirin and other drugs.

The financial data for the one month ended December 31, 1997, unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for such periods.

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

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

Overview

Safe Technologies International, Inc., formerly known as Safe Aid Products, Inc. (the "Company"), significantly changed its operations during the first quarter of 1998. On February 9, 1998, the Company consummated a reverse merger with Intelligence Network International, Inc., a Florida company ("INI") pursuant to the terms of a merger agreement dated August 29, 1997, as amended (the "Merger Agreement"). The reverse merger enabled the Company to move from its development stage status into full operating status

On the Closing Date of the Merger Agreement, the existing officers and directors of the Company resigned and new officers and directors appointed by INI's management took their place.
The Company's activities during the first quarter included (i) setting up an office in Palm Beach, Florida for day to day operations, (ii) communicating with the Company's 7,000 plus shareholders about the procedures to be used to exchange their old Company stock certificates for new Company stock certificates which reflect the ten-for-one reverse stock split and the name change, (iii) establishing policies and procedures for the Company's subsidiaries relating to communication and financial reporting to the Company and (iv) initiating policies and procedures for potential acquisition companies.

As of March 30, 1998, the Company has two Florida subsidiaries:
Total Micro Computers, Inc. ("TMC") and GMG Computer Consultants, Inc. d.b.a Precision Imaging ("GMG"). The Company is currently in the process of incorporating two new Florida corporations: (i) Safe Aid Products of Florida, Inc., which will provide a business entity for the products and patents which are presently in the Company, (i.e., the aspirin patent no. 4,885,287, the detergent patent no. 5,000,869 and the product Endimol C) and (ii) Internet Commerce, Inc., which will provide a business entity for the Internet related activities for the Internet assets: Real Estate 2001 Software, the copyrights for PII, a global real estate information and data base service, the PII.net web site, the copyrights for the IN CyberMall and the IN CyberMall.com web site.

Unless the context otherwise requires, the term "Company" as used herein refers to the Company and its two subsidiaries, TMC and GMG.

Three Months ended March 31, 1998 ("first quarter of 1998") compared to three months ended February 28, 1997("first quarter of 1997")


Financial Statements and Change in Fiscal Year End

Prior to the reverse merger, the Company's fiscal year end was November 30. After the reverse merger was completed, the new management of the Company changed the Company's fiscal year end to December 31 (the fiscal year end of INI). Management has included unaudited financial information for the Company during this one month transition period herein in Item 1 - Financial Information on pages 8 to 11. Management does not believe that any seasonal or other factors, significantly affected the comparability of the Company's operations in 1997.

Results of Operations

Revenues were $346,721 for the first quarter of 1998 and were $0 for the first quarter of 1997, representing an increase of 100%.
Approximately, $90,659 or 26% of these revenues were from GMG, and $246,389 or 71% of these revenues were from TMC.

Revenues for GMG during the first quarter of 1998 were slightly higher than the first quarter of 1997. Activities for GMG during the first quarter of 1998 including winning the prestigious 1997 Florida Magazine Association's award for GMG's creative work in the Boca Raton magazine. GMG is the exclusive provider of pre-press services to JES Publishing, publisher of the Boca Raton Magazine. GMG, also, won a new major client, the Bayview Group, the exclusive design firm for LPG systems, and LPG, USA. GMG will produce marketing materials for the Bayview Group. The Bayview Group markets a cosmetic therapy product internationally. This product is part of a patented process known as Endermologie. The FDA recently approved the Endermologie process as a method of reducing cellulite. As a result of this recent approval by the FDA, all of the marketing materials for this process must be redone. Additionally, many new marketing materials are schedule for production. Each of the many marketing pieces from video tape covers, rack brochures, posters, and the like, to the Endermologie Magazines, and advertisements must all be produced in six languages. These materials are distributed world wide in countries such as the US, France, Germany, Spain and Argentina. It is anticipated that this client will generate in excess of $100,000 in revenue to GMG in the next twelve months.

Revenues for TMC were reduced in the first quarter of 1998 compared to the first quarter of 1997 due to problems which emanated from a burglary at TMC's premises in Tampa, Florida on September 5, 1997. In the burglary, a significant amount of TMC's computer products and parts inventory were stolen from TMC's inventory room. Although, TMC was insured by State Farm Insurance Company, State Farm has delayed paying the insurance claim during its investigation of the burglary. This situation has created a significant loss of working capital for TMC, and has impacted TMC's ability to extend its normal 30 day credit terms to its wholesale customers, i.e. schools and institutions. Pending resolution of the insurance claim, TMC has focused on building up the retail side of TMC's operations, which will not require credit sales. Management also believes that the once TMC's retail business is established, the profit margins will be significantly higher than in TMC's wholesale business. Management also plans on offering computer training in TMC's store facility located in Tampa, thereby rounding out TMC's services of specially designed computer systems, full services for the systems, and software training classes.

Cost of revenues were $210,901 for the first quarter of 1998 and were $0 for the first quarter of 1997, representing an increase of 100%. GMG's cost of revenues remained relatively constant, slightly increased from $9,786 in the first quarter of 1997 to $13,984 in the first quarter of 1998. TMC's cost of revenues were lower than expected for parts and peripherals, decreasing from $514,203 in the first quarter of 1997 to $188,967 in the first quarter of 1998.

Selling, general and administrative expenses were $493,989 for the first quarter of 1998 compared to $2,775 for the first quarter of 1997, representing more than an 800% increase. This increase is attributable to the Company's first quarter as an operating company, and includes expenses of the Company and its subsidiaries. Many of the expenses are non- recurring, a number of the expenses relate to converting from a development stage company to an operating company (i.e. legal and professional fees incurred in the reverse merger and the proxy filing). GMG's selling, general and administrative expenses were $44,109 for the first quarter of 1998 compared to $45,588 for the first quarter of 1997, representing an decrease of 3%. TMC 's selling, general and administrative expenses were $39,658 for the first quarter of 1998 compared to $63,325 for the first quarter of 1997, representing an decrease of 60%. This decrease is primarily due to reduced revenue which emanated from a burglary at TMC's premises in Tampa, Florida on September 5, 1997.

As a result of the foregoing, the Company's operating loss for the first quarter of 1998 was $357,132 compared to $29,287 for the first quarter of 1997. TMC's net income for the first quarter of 1998 was $1,664 compared to $17,841 for the first quarter of 1997. GMG's net income for the first quarter of 1998 was $4,058 for the first quarter of 1998 compared to $2,307 for the first quarter of 1997.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998, the Company had working capital of $1,784,499 compared with a working deficit of $38,415 on February
28, 1997.

Net cash provided in operating activities was $8,671 during the first quarter of 1998 compared to $0 for the first quarter of 1997. The Company did not have any income or losses from investing activities in the first quarters of 1998 or 1997. Net cash used in financing activities was $122,594 during the first quarter of 1998 compared with $0 in the first quarter of 1997. As of March 30, 1998, the Company did not have any material commitments for capital expenditures.

The Company will be seeking strategic ways to secure additional capital in the next quarter. The Company believes that it has adequate resources for operations until such funding becomes available.

PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 2.   CHANGES IN SECURITIES

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On January 30, 1998, at a Special Meeting (the "Meeting"), the shareholders of the Company approved four proposals related to the merger of INI with and into the Company pursuant to the terms of a merger agreement. The record date for the Meeting was December 1, 1997 and 705,477,200 shares of the Company's common stock were issued and outstanding.

          The following matters were voted on at the Meeting:

          1. A proposal to amend the Company's Certificate of Incorporation to effectuate a ten-for-one reverse stock split of the Company's common stock.

              Votes For: 403,874,723   Votes Against: 6,439,802
              Abstentions: 1,520,375


          2. A proposal to amend the Company's Certificate of Incorporation to increase the authorized common stock to 999,999,000 shares of common stock.

              Votes For: 402,765,723   Votes Against: 7,441,802
              Abstentions: 1,627,375


          3. A proposal to amend the Company's Certificate of Incorporation to change the Company's name from Safe Aid Products, Inc. to Safe Technologies International, Inc.

              Votes For: 404,731,223   Votes Against: 5,839,302
              Abstentions: 1,264,375


          4. A proposal to approve and adopt a merger agreement dated August 29, 1997, as amended between the Company and INI and the transactions contemplated thereby.

              Votes For: 404,430,223   Votes Against: 5,795,302
              Abstentions: 1,609,375

ITEM 5.   OTHER INFORMATION

          None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibit 27 - Financial Data Schedule (filed herewith electronically)

          (b)  Reports on Form 8-K

              The Company filed three report on Form 8-K during the three months ended March 31, 1998.

              a. The Company filed a report on Form 8-K dated January 12, 1998 which reported information under Item 5 - Other Information.

              b. The Company filed a report on Form 8-K dated February 3, 1998 which reported information under Item 5 - Other Information.

              c. The Company filed a report on Form 8-K dated February 9, 1998 reporting information under Item 1 - Change in Control of Registrant, Item 2 - Acquisition or Disposition of Assets and Item 5 - Financial Statements, Pro Forma Financial Information and Exhibits.



                 Safe Technologies International, Inc.

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Safe Technologies International, Inc., Registrant


Date: May 13, 1998                  By: /s/Barbara Tolley
------------------                  ---------------------
Date                                       President