Form 10QSB
period 1998-06-30
SAFE TECHNOLOGIES INTERNATIONAL INC
filed 1998-08-14
CIK 829117

==========================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10QSB


                Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1998


                          Commission File No. 000-17746


                  SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
                   (Formerly Safe Aid Products Incorporated)
              ----------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


          Delaware                                      22-2824492
   -------------------------------                 ---------------------
   (State or other jurisdiction of                 (IRS Employer ID No.)
    incorporation or organization)


       249 Peruvian Avenue
       Suite F2
       Palm Beach, Florida                               33480
   -------------------------------                     ----------
   (Address of principal executive offices)            (Zip Code)


   Registrant's telephone number,
   including area code:                               (561) 832-2700
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

     Common Stock, $0.00001 Par Value - 705,477,200 shares as of
August 10, 1998.

INDEX
-----

                                                                       Page
                                                                       ----
PART I   FINANCIAL INFORMATION


  Item 1.  Financial Statements

           Consolidated Balance Sheets -
           June 30, 1998 (Unaudited) and November 30, 1998...............3

           Consolidated Statements of Operations (Unaudited) -
           Three Months Ended June 30, 1998 and June 30,1997.............4

           Consolidated Statements of Operations (Unaudited) -
           Six Months Ended June 30, 1998 and June 30,1997...............5

           Consolidated Statements of Cash Flows (Unaudited) -
           Three Months Ended June 30, 1998 and June 30,1997.............6

           Consolidated Statements of Cash Flows (Unaudited) -
           Six Months Ended June 30, 1998 and June 30,1997...............7

           Notes to Unaudited Consolidated Financial Statements..........8


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................10


PART II  OTHER INFORMATION

  Item 1.  Legal Proceedings............................................14

  Item 2.  Changes in Securities........................................14

  Item 3.  Defaults Upon Senior Securities..............................14

  Item 4.  Submission of Matters to a Vote of Security Holders..........14

  Item 5.  Other Information............................................14

  Item 6.  Exhibits and Reports on Form 8-K.............................14



  Signature.............................................................15

PART 1 - FINANCIAL STATEMENT PRESENTATION

                           SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
                                   CONSOLIDATED BALANCE SHEETS
                                                                                 June 30,           November 30,
                                                                                   1998                 1997
                                                                               (UNAUDITED)
                                                          ASSETS
        CURRENT ASSETS
            Cash                                                           $      119,075        $       4,034
            Accounts receivable - principally trade                               110,140                    0
            Inventory                                                              12,784                    0
            Income tax refund receivable                                           48,300                    0
            Notes receivable, stockholders                                        112,355                    0
            Prepaid expenses                                                        2,494                    0
            Management Agreements, net                                            772,918                    0
                                                                           --------------        -------------
                    TOTAL CURRENT ASSETS                                        1,178,066                4,034

        MACHINERY AND EQUIPMENT
               Net of accumulated depreciation                                     70,594                    0
                                                                           --------------        -------------
                    TOTAL MACHINERY AND EQUIPMENT                                  70,594                    0

        OTHER ASSETS
          Deposits                                                                  5,294                    0
          Goodwill, net                                                           593,844                    0
                                                                           --------------        -------------
                    TOTAL OTHER ASSETS                                            599,138                    0

                                                                            -------------        -------------
                    TOTAL ASSETS                                           $    1,847,798       $        4,034
                                                                            =============        =============


                                          LIABILITIES AND STOCKHOLDERS' EQUITY

        CURRENT LIABILITIES
            Line of credit, payable bank                                     $     16,140       $            0
            Payroll taxes                                                          14,742                    0
            Accounts payable, trade                                                85,259                    0
            Accrued expenses                                                        6,180                5,293
            Accrued income taxes                                                   68,012                    0
            Notes payable, related party                                           97,333                    0
            Deferred income taxes                                                   4,800                    0
            Shareholder loans                                                           0               13,500
                                                                           --------------        -------------
                    TOTAL CURRENT LIABILITIES                                     292,466               18,293

        STOCKHOLDERS' EQUITY
            Common stock $.00001 par value
              999,000,000 shares authorized; 705,477,200 issued and outstanding     7,055                7,030
            Additional paid in capital                                          2,346,000            1,548,969
            Deficit accumulated during development stage                                            (1,570,758)
            Accumulated deficit                                                  (797,723)
                                                                           --------------         ------------
                    TOTAL STOCKHOLDERS' EQUITY                                  1,555,332              (14,759)
                                                                           --------------         ------------

                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $    1,847,798        $       4,034
                                                                            =============         ============


                           SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
                              CONSOLIDATED STATEMENT OF OPERATIONS
                                          (UNAUDITED)

                                                                       For Three                 For Three
                                                                      Months Ended              Months Ended
                                                                        June 30,                  June 30,
                                                                          1998                      1997

REVENUES                                                           $     203,096            $           0

COST OF REVENUE                                                    $      96,626            $           0
                                                                    ------------             ------------
GROSS PROFIT                                                       $     106,470            $           0


EXPENSES
         Promotion                                                        10,239                        0
         Bank charges                                                      1,695                        0
         Interest                                                          1,082                        0
         Depreciation                                                    143,927                        0
         Equipment lease                                                   9,012                        0
         Insurance                                                         4,771                        0
         Office expenses                                                  30,191                        0
         Officers' salary                                                 33,638                        0
         Wages                                                            10,837                        0
         Payroll taxes                                                     3,514                        0
         Commissions paid                                                    925                        0
         Subcontract labor                                                 1,540                        0
         Legal & professional fees                                        78,015                   21,643
         Travel                                                            5,225                        0
                                                                    ------------             ------------
                 TOTAL EXPENSES                                    $     334,611            $      21,643
                                                                    ------------             ------------

OTHER INCOME
         Interest on Deposit                                               1,432                        0


Income Before Income Taxes                                            (  226,709)                 (21,643)


Provision For Income Taxes                                                     0                        0

NET LOSS                                                           $  (  226,709)           $     (21,643)


LOSS PER SHARE:
         Net loss per share                                                  NIL                      NIL

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                           705,477,200

                           SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
                              CONSOLIDATED STATEMENT OF OPERATIONS
                                          (UNAUDITED)

                                                                        For Six                   For Six
                                                                      Months Ended              Months Ended
                                                                        June 30,                  June 30,
                                                                          1998                      1997

REVENUES                                                           $     549,817            $           0

COST OF REVENUE                                                    $     307,499            $           0
                                                                    ------------             ------------
GROSS PROFIT                                                       $     242,318            $           0


EXPENSES
         Promotion                                                        19,788                        0
         Bank charges                                                      4,021                        0
         Interest                                                          1,489                        0
         Depreciation                                                    299,879                        0
         Equipment lease                                                  18,504                        0
         Insurance                                                        10,770                        0
         Office expenses                                                  73,389                        0
         Officers' salary                                                 88,246                        0
         Wages                                                            15,517                        0
         Payroll taxes                                                     5,209                        0
         Commissions paid                                                  2,590                        0
         Subcontract labor                                                14,845                        0
         Legal & professional fees                                       142,937                   50,930
         Travel                                                           11,129                        0
         Merger Expense                                                  122,774                        0
                                                                    ------------             ------------
                 TOTAL EXPENSES                                    $     831,087            $      50,930
                                                                    ------------             ------------

OTHER INCOME
         Interest on Deposit                                               2,469                        0


Income Before Income Taxes                                            (  586,300)                 (50,930)


Provision For Income Taxes                                                     0                        0

NET LOSS                                                           $  (  586,300)           $     (50,930)


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

                           SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                          (UNAUDITED)


                                                                     For Three                   For Three
                                                                    Months Ended                Months Ended
                                                                      June 30,                    June 30,
                                                                        1998                        1997

CASH FLOWS FROM OPERATING ACTIVITIES
         Net (loss)                                               $(  226,709)                 $  (21,643)
         Adjustments to reconcile net loss to net cash
         used in operating  activities:
           Depreciation and amortization                              143,927                           0
         Changes in account balances:
            Accounts receivable                                        20,911                           0
            Inventory                                                   1,367                           0
            Deposits                                                        0                           0
            Accounts payable                                            3,744                           0
            Accrued expenses                                                0                           0
            Payroll taxes payable                                      (2,066)                          0
            Sales taxes payable                                            (4)                          0
                                                                    ---------                   ---------
              TOTAL ADJUSTMENTS                                       167,879                     (21,643)
                                                                    ---------                   ---------

   NET CASH USED BY OPERATING ACTIVITIES                              (58,830)                    (21,643)
                                                                    ---------                   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
         Additions to property and equipment                           (9,024)                          0
         Note receivable from stockholders                             (1,471)
                                                                    ---------                   ---------
   NET CASH USED BY INVESTING ACTIVITIES                              (10,495)                          0
                                                                    ---------                   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
         Payment on line of credit - bank                                 294                           0
                                                                    ---------                   ---------
   NET CASH (USED) BY FINANCING ACTIVITIES                                294                           0


INCREASE (DECREASE) IN CASH                                           (69,031)                    (21,643)

BEGINNING CASH BALANCE                                                188,106                      38,415
                                                                    ---------                   ---------
ENDING CASH BALANCE                                                $  119,075                  $   16,772
                                                                    =========                   =========


SUPPLEMENTAL DISCLOSURES
         Cash paid during the period for interest                  $     418

                           SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                          (UNAUDITED)


                                                                       For Six                     For Six
                                                                    Months Ended                Months Ended
                                                                      June 30,                    June 30,
                                                                        1998                        1997

CASH FLOWS FROM OPERATING ACTIVITIES
         Net (loss)                                               $  (586,300)                 $  (50,930)
         Adjustments to reconcile net loss to net cash
         used in operating  activities:
           Depreciation and amortization                              299,879                           0
         Changes in account balances:
            Accounts receivable                                        (1,320)                          0
            Inventory                                                   1,367                           0
            Deposits                                                  214,802                           0
            Accounts payable                                           22,508                           0
            Accrued expenses                                                0                           0
            Payroll taxes payable                                        (896)                          0
            Sales taxes payable                                             0                           0
                                                                    ---------                   ---------
              TOTAL ADJUSTMENTS                                       536,340                     (50,930)
                                                                    ---------                   ---------

   NET CASH USED BY OPERATING ACTIVITIES                              (49,960)                          0
                                                                    ---------                   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
         Additions to property and equipment                           (9,024)                          0
         Note receivable from stockholders                             (1,471)
                                                                    ---------                   ---------
   NET CASH USED BY INVESTING ACTIVITIES                              (10,495)                          0
                                                                    ---------                   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
         Payment on line of credit - bank                                  14                           0
         Issuance of common stock                                     122,774                       9,725
                                                                    ---------                   ---------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                          122,788                       9,725


INCREASE (DECREASE) IN CASH                                           (62,333)                    (50,930)

BEGINNING CASH BALANCE                                                 56,742                      57,977
                                                                    ---------                   ---------
ENDING CASH BALANCE                                                $  119,075                  $   16,772
                                                                    =========                   =========


SUPPLEMENTAL DISCLOSURES
         Cash paid during the period for interest                  $     826

             SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1998
                            (UNAUDITED)


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

For the three months ended June 30, 1998, the Company incurred a loss of $226,709, and has a deficit accumulated of $797,723 and cash of $119,075.

Operating results for the quarter, ending June 30, 1998, are not necessarily indicative of the results that may be expected for the year end December 31, 1998.


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

             SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1998
                            (UNAUDITED)


NOTE 3.  CLASSIFICATION OF EXPENSES

Cost of revenues includes the costs associated with the hardware, software, materials, etc., for the Company's customers, and other costs are classified as operating expenses.


NOTE 4.  NET LOSS PER COMMON SHARE

Net loss per average common and common equivalent share has been computed on the basis of the weighted average number of common shares and equivalents outstanding during the respective period. The effects on loss per share resulting from the potential exercise of issuance of the assumed exercise of warrants in the period presented are antidilutive and, therefore, not included in the calculations. At June 30, 1998, there were 14,727,280 warrants outstanding to purchase at prices ranging from $0.20 to $0.50. per share.


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

Notes payable to former Safe Aid Products, Inc., Officer and Stockholder in the amount of $19,000

Notes payable to two Company Directors in the amount of $38,583

Notes payable to Subsidiary Stockholders in the amount of $39,750


NOTE 7. AMORTIZATION OF MANAGEMENT AGREEMENTS AND GOODWILL

Amortization of management agreements and Goodwill Expenses for the second quarter ended June 30, 1998 were $143,927, and for the first quarter ended May 31, 1997 was $0.00. $143,927 of the Amortization expense relates to the purchases of Precision Imaging (GMG, Inc.) and Total Micro Computers, Inc. The Management Agreements with these Subsidiaries were valued at $1,050,000 amortized over a period of two years. Goodwill for these companies was valued at $614,149 amortized over 10 years.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Safe Technologies International, Inc., formerly known as Safe Aid Products, Inc. (the "Company"), continued, during the Second Quarter, to concentrate and address administrative functions, analyze several potential acquisition candidates, address the Capital requirements of the Company, and further attention to establishment of day to day procedures as part of the transition from the previous company operations, Safe Aid Products, Inc., and its reverse merger which the Company consummated on February 9, 1998.

An important achievement, during the Second Quarter, was the execution of multiple Stockholders' Agreements among the five major SFAD Stockholders who presently own over Seventy Eight (78%) of the Company's Outstanding and Issued Common Stock. These Agreements represent a second year significant restriction in terms of how much stock can be sold during each quarter by those particular Stockholders.

A comprehensive Incentive Stock Plan was established and adopted by the board of directors on April 1,1998 for select employees, officers, directors and key consultants to the Company and its subsidiaries, intended to advance the best interest of the Company by providing personnel who have substantial responsibility for the management and growth of the Company and its subsidiaries with additional incentive by increasing their proprietary interest in the success of the Company, thereby encouraging them to remain in the employ of the Company or any of its subsidiaries.

The total number of shares of Common Stock available under the Plan shall not exceed in the aggregate 60,000,000 shares, consisting of a maximum of 30,000,000 Stock Options, 15,000,000 Restricted Stock Grants and
15,000,000 Stock Awards.

During the quarter, the Company entered into three Letters of Intent for acquisitions of businesses which fit into the profile of the company's targeted industries. Currently, the Company is performing Due Diligence, and Certified Audits on those businesses are underway. Contingent upon Due Diligence and Certified Audits reports, the Company will enter into final Acquisition Contracts to acquire those businesses in a Stock for Stock transaction. Closing are expected to occur during the Third Quarter, 1998.

The Company received written notice from Franklin L. Frank, on June 15, 1998, that he resigned as a Director for the Company. Anthony Diaz and Gerarldo Toquica had both resigned their positions in TMC as of June 4, 1998

As of June 30, 1998, the Company has three Florida subsidiaries: Total Micro Computers, Inc. ("TMC"), Internet Commerce, Inc., (ICI) and GMG Computer Consultants, Inc. d.b.a Precision Imaging ("GMG"). The Company incorporated the new Florida corporation, Internet Commerce, Inc., which provides a subsidiary business entity for further development of the Company's Internet related activities and provides an autonomous entity for the Company's Internet assets: Real Estate 2001 Software, the copyrights for PII, a global real estate information and database service, the PII.net web site, the copyrights for the IN CyberMall and the IN CyberMall.com web site.

Unless the context otherwise requires, the term "Company" as used herein refers to the Company and its three subsidiaries, TMC, ICI, and GMG.

Three Months ended June 30, 1998 ("second quarter of 1998") compared to three months ended June 30, 1997("second quarter of 1997")


Financial Statements and Change in Fiscal Year End

Prior to the reverse merger, the Company's fiscal year end was November
30. After the reverse merger was completed, the new management of the Company changed the Company's fiscal year end to December 31.


Results of Operations

Revenues were $203,096 for the second quarter of 1998 and were $0 for the second quarter of 1997, representing an increase of 100%.

Approximately, $85,855 or 42% of these revenues were from GMG, $108,088 or 53% of these revenues were from TMC, and $0 or 0% of these revenues were from ICI.

Revenues for GMG during the first quarter of 1998 were slightly higher than the first quarter of 1997. Activities for GMG during the second quarter of 1998 continued with regular Client jobs, such as the prestigious Boca Raton, Florida monthly magazine and several new assignments which were generated from the Company subsidiaries.

Revenues for TMC were reduced in the second quarter of 1998 compared to the second quarter of 1997 due to continuing problems of lack of working capital which emanated from a burglary at TMC's premises in Tampa, Florida on September 5, 1997, and State Farm's, the insuring company, continued refusal to address the issue of paying TMC's Insurance claim. In the burglary, a significant amount of TMC's computer products and parts inventory were stolen from TMC's inventory room. Although, TMC was insured by State Farm Insurance Company, State Farm has delayed paying the insurance claim during its ten month investigation of the burglary. Pending resolution of the insurance claim, TMC has focused on building up the retail side of TMC's operation, but the falling margins in the sale of new computer systems and a highly competitive Tampa, Florida market have proven difficult operating conditions for TMC. TMC's Management, the two former TMC stockholders, impacted by these events, have abandoned and resigned their respective positions as President and Vice President of TMC. Both having resigned their positions in TMC as of June 4, 1998.

Since the end of June, 1998, the Company is addressing TMC's problems and is considering its options for dealing with the subsidiary's problems.


Cost of revenues were $96,626 for the second quarter of 1998 and were $0 for the first quarter of 1997, representing an increase of 100%.

GMG's cost of revenues remained relatively constant, slightly increased from $9,874 in the second quarter of 1997 to $14,206 in the second quarter of 1998. TMC's cost of revenues were lower than expected for parts and peripherals, decreasing from $427,045 in the second quarter of 1997 to $82,420 in the second quarter of 1998.

Selling, general and administrative expenses were $334,611 for the second quarter of 1998 compared to $21,643 for the second quarter of 1997, representing more than an 1500% increase. This increase is attributable to the Company's new operating status, versus the former Development Company status. Additionally, many one time administrative and merger expenses are still coming in to the Company from expenses authorized by the former Development Company's Management.

GMG's selling, general and administrative expenses were $70,849 for the second quarter of 1998 compared to $47,118 for the second quarter of 1997, representing an increase of 50%. TMC 's selling, general and administrative expenses were $44,562 for the second quarter of 1998 compared to $65,669 for the second quarter of 1997, representing an decrease of 39%. This decrease is primarily due to reduced revenues and cost cutting measures.

As a result of the foregoing, the Company's operating loss for the second quarter of 1998 was $226,709 compared to $21,643 for the second quarter of 1997. TMC's net loss for the second quarter of 1998 was $10,756 compared to net income of $1,889 for the second quarter of 1997. GMG's net income for the second quarter of 1998 was $800 compared to $1,495 for the second quarter of 1997.



LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, the Company had working capital of $1,555,332 compared with a pre-merger working deficit of $100,240 on June 30, 1997.

Net cash used in operating activities was $58,830 during the second quarter of 1998 compared to $21,643 for the second quarter of 1997. The Company used $10,495 in investing activities in the second quarters of 1998 and $0 the second quarter 1997. Net cash used in financing activities was $194 during the second quarter of 1998 compared with $0 in the second quarter of 1997. As of June 30, 1998, the Company did not have any material commitments for capital expenditures.

The Company is in process of securing additional capital, and expects to close on a funding deal in the next quarter. The Company believes that it has adequate resources for operations until such funding becomes available.

PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 2.   CHANGES IN SECURITIES

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.


ITEM 5.   OTHER INFORMATION

          None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) (i) Exhibit 10.1 - 1998 Stock Incentive Plan(filed herewith electronically)

               (ii) Exhibit 27 - Financial Data Schedule (filed herewith
                    electronically)


          (b)  Reports on Form 8-K

              The Company filed two reports on Form 8-K during the three months ended June 30, 1998.

              (i) The Company filed a report on Form 8-K dated May 27, 1998 which reported information under Item 5 - Other Information.

              (ii) The Company filed a report on Form 8-K dated June 23, 1998 which reported information under Item 5 - Other Information.

                 Safe Technologies International, Inc.

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Safe Technologies International, Inc., Registrant


Date: August 14, 1998                  By: /s/Barbara Tolley
---------------------                  ---------------------
Date                                   President