Form 10QSB
period 1998-09-30
SAFE TECHNOLOGIES INTERNATIONAL INC
filed 1998-11-16
CIK 829117

==========================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10QSB


                Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended September 30, 1998


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

     Common Stock, $0.00001 Par Value - 705,977,200 shares as of
November 13, 1998


INDEX
-----

                                                                       Page
                                                                       ----
PART I   FINANCIAL INFORMATION


  Item 1.  Financial Statements

           Consolidated Balance Sheets -
           September 30, 1998 (Unaudited) and November 30, 1997..........3

           Consolidated Statements of Operations (Unaudited) -
           Three Months Ended September 30, 1998 and August 31, 1997.....4

           Consolidated Statements of Operations (Unaudited) -
           Nine Months Ended September 30, 1998 and August 31, 1997......5

           Consolidated Statements of Cash Flows (Unaudited) -
           Three Months Ended September 30, 1998 and August 31, 1997.....6

           Consolidated Statements of Cash Flows (Unaudited) -
           Nine Months Ended September 30, 1998 and August 31, 1997......7

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

  Item 5.  Other Information............................................14

  Item 6.  Exhibits and Reports on Form 8-K.............................14


  Signature.............................................................15

PART 1 - FINANCIAL STATEMENT PRESENTATION


                           SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
                                   CONSOLIDATED BALANCE SHEETS
                                                                              September 30,         November 30,
                                                                                  1998                 1997
                                                                               (UNAUDITED)
                                                          ASSETS
        CURRENT ASSETS
            Cash                                                           $       58,961        $       4,034
            Accounts receivable - principally trade                                94,603                    0
            Inventory                                                              12,784                    0
            Income tax refund receivable                                           48,300                    0
            Notes receivable, stockholders                                        112,355                    0
            Prepaid expenses                                                        2,494                    0
            Management Agreements, net                                            641,668                    0
                                                                           --------------        -------------
                    TOTAL CURRENT ASSETS                                          971,165                4,034

        MACHINERY AND EQUIPMENT
               Net of accumulated depreciation                                     68,897                    0
                                                                           --------------        -------------
                    TOTAL MACHINERY AND EQUIPMENT                                  68,897                    0

        OTHER ASSETS
          Deposits                                                                  5,294                    0
          Goodwill, net                                                           581,167                    0
                                                                           --------------        -------------
                    TOTAL OTHER ASSETS                                            586,461                    0

                                                                            -------------        -------------
                    TOTAL ASSETS                                           $    1,626,523       $        4,034
                                                                            =============        =============


                                          LIABILITIES AND STOCKHOLDERS' EQUITY

        CURRENT LIABILITIES
            Line of credit, payable bank                                     $     16,140       $            0
            Payroll taxes                                                          19,846                    0
            Accounts payable, trade                                               133,286                    0
            Accrued expenses                                                        6,180                5,293
            Accrued income taxes                                                   68,012                    0
            Notes payable, related party                                          122,833                    0
            Deferred income taxes                                                   4,800                    0
            Shareholder loans                                                           0               13,500
                                                                           --------------        -------------
                    TOTAL CURRENT LIABILITIES                                     371,097               18,293

        STOCKHOLDERS' EQUITY
            Common stock $.00001 par value
              999,000,000 shares authorized; 705,477,200 issued and outstanding     7,055                7,030
            Additional paid in capital                                          2,346,000            1,548,969
            Deficit accumulated during development stage                                            (1,570,758)
            Accumulated deficit                                                (1,097,629)
                                                                           --------------         ------------
                    TOTAL STOCKHOLDERS' EQUITY                                  1,255,426              (14,759)
                                                                           --------------         ------------

                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $    1,626,523        $       4,034
                                                                            =============         ============


                           SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
                              CONSOLIDATED STATEMENT OF OPERATIONS
                                          (UNAUDITED)
                                                                       For Three                 For Three
                                                                      Months Ended              Months Ended
                                                                      September 30,               August 31,
                                                                          1998                      1997

REVENUES                                                           $      39,082            $       9,801

COST OF REVENUE                                                    $       6,277            $       7,569
                                                                    ------------             ------------
GROSS PROFIT                                                       $      32,805            $       2,232


EXPENSES
         Promotion                                                        15,877                        0
         Bank charges                                                        166                        0
         Interest                                                            418                        0
         Depreciation                                                    145,624                        0
         Equipment lease                                                   7,121                        0
         Insurance                                                        10,279                        0
         Office expenses                                                  34,528                        0
         Officers' salary                                                 35,077                        0
         Wages                                                                 0                        0
         Payroll taxes                                                     2,683                        0
         Commissions paid                                                      0                        0
         Subcontract labor                                                     0                        0
         Legal & professional fees                                        76,431                   25,278
         Travel                                                            4,071                        0
                                                                    ------------             ------------
                 TOTAL EXPENSES                                    $     332,275            $      25,278
                                                                    ------------             ------------

OTHER INCOME
         Interest on Deposit                                                 319                        0


Income Before Income Taxes                                            (  299,151)                 (23,046)


Provision For Income Taxes                                                     0                        0

NET LOSS                                                           $  (  299,151)           $     (23,046)


LOSS PER SHARE:
         Net loss per share                                                  NIL                      NIL

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                           705,643,867



                           SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
                              CONSOLIDATED STATEMENT OF OPERATIONS
                                          (UNAUDITED)
                                                                        For Nine                  For Nine
                                                                      Months Ended              Months Ended
                                                                     September 30,                August 31,
                                                                          1998                      1997

REVENUES                                                           $     588,899            $       9,801

COST OF REVENUE                                                    $     313,776            $       7,569
                                                                    ------------             ------------
GROSS PROFIT                                                       $     275,123            $       2,232


EXPENSES
         Promotion                                                        35,665                        0
         Bank charges                                                      4,187                        0
         Interest                                                          1,907                        0
         Depreciation                                                    445,503                        0
         Equipment lease                                                  25,625                        0
         Insurance                                                        16,845                        0
         Office expenses                                                 108,767                        0
         Officers' salary                                                123,323                        0
         Wages                                                            15,517                        0
         Payroll taxes                                                     7,948                        0
         Commissions paid                                                  2,590                        0
         Subcontract labor                                                14,845                        0
         Legal & professional fees                                       223,420                   30,478
         Travel                                                           15,201                        0
         Merger Expense                                                  122,774                        0
                                                                    ------------             ------------
                 TOTAL EXPENSES                                    $   1,164,117            $      30,478
                                                                    ------------             ------------

OTHER INCOME
         Interest on Deposit                                               2,788                        0


Income Before Income Taxes                                            (  886,206)                 (28,246)


Provision For Income Taxes                                                     0                        0

NET LOSS                                                           $  (  886,206)           $     (28,246)


LOSS PER SHARE:
         Net loss per share                                                  NIL                      NIL

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                           705,532,759


                           SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                          (UNAUDITED)
                                                                     For Three                   For Three
                                                                    Months Ended                Months Ended
                                                                    September 30,                 August 31,
                                                                        1998                        1997

CASH FLOWS FROM OPERATING ACTIVITIES
         Net (loss)                                               $(  299,151)                 $  (28,246)
         Adjustments to reconcile net loss to net cash
         used in operating  activities:
           Depreciation and amortization                              145,624                           0
         Changes in account balances:
            Accounts receivable                                        15,537                           0
            Inventory                                                       0                           0
            Deposits                                                        0                           0
            Accounts payable                                           47,272                      (2,419)
            Accrued expenses                                                0                           0
            Payroll taxes payable                                       5,104                           0
            Sales taxes payable                                             0                           0
         Issuance of common stock for services                              0                      23,250
                                                                    ---------                   ---------
              TOTAL ADJUSTMENTS                                       213,537                      20,831
                                                                    ---------                   ---------

   NET CASH USED BY OPERATING ACTIVITIES                              (85,614)                     (7,415)
                                                                    ---------                   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
                                                                    ---------                   ---------
   NET CASH USED BY INVESTING ACTIVITIES                                    0                           0
                                                                    ---------                   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
         Loans from stockholders                                       29,000                       5,500
         Repayment of loans from stockholders                          (3,500)
                                                                    ---------                   ---------
   NET CASH (USED) BY FINANCING ACTIVITIES                             25,500                       5,500


INCREASE (DECREASE) IN CASH                                           (60,114)                     (1,915)

BEGINNING CASH BALANCE                                                119,075                       4,034
                                                                    ---------                   ---------
ENDING CASH BALANCE                                                $   58,961                  $    2,119
                                                                    =========                   =========


SUPPLEMENTAL DISCLOSURES
         Cash paid during the period for interest                  $     418


                           SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                          (UNAUDITED)
                                                                       For Nine                   For Nine
                                                                    Months Ended                Months Ended
                                                                    September 30,                 August 31,
                                                                        1998                        1997

CASH FLOWS FROM OPERATING ACTIVITIES
         Net (loss)                                               $  (886,206)                 $  (28,246)
         Adjustments to reconcile net loss to net cash
         used in operating  activities:
           Depreciation and amortization                              445,503                           0
         Changes in account balances:
            Accounts receivable                                        14,217                           0
            Inventory                                                   1,367                           0
            Deposits                                                  214,802                           0
            Accounts payable                                           70,535                      (2,419)
            Accrued expenses                                                0                           0
            Payroll taxes payable                                       4,208                           0
            Sales taxes payable                                             0                           0
         Issuance of common stock for services                              0                      23,250
                                                                    ---------                   ---------
              TOTAL ADJUSTMENTS                                       750,632                     (20,831)
                                                                    ---------                   ---------

   NET CASH USED BY OPERATING ACTIVITIES                             (135,574)                     (7,415)
                                                                    ---------                   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
         Additions to property and equipment                           (9,024)                          0
         Note receivable from stockholders                             (1,471)
                                                                    ---------                   ---------
   NET CASH USED BY INVESTING ACTIVITIES                              (10,495)                          0
                                                                    ---------                   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
         Payment on line of credit - bank                                  14                           0
         Issuance of common stock                                     122,774                           0
         Repayment of Loan from stockholders                           (3,500)
         Loans from Stockholders                                       29,000                       5,500
                                                                    ---------                   ---------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                          148,288                       5,500


INCREASE (DECREASE) IN CASH                                             2,219                     (1,915)

BEGINNING CASH BALANCE                                                 56,742                       4,034
                                                                    ---------                   ---------
ENDING CASH BALANCE                                                $   58,961                  $    2,119
                                                                    =========                   =========


SUPPLEMENTAL DISCLOSURES
         Cash paid during the period for interest                  $   1,244


                  SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998
                                 (UNAUDITED)



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

For the three months ended September 30, 1998, the Company incurred a loss of $299,151 and has a deficit accumulated of $1,097,629 and cash of $58,961

Operating results for the quarter, ending September 30, 1998, are not necessarily indicative of the results that may be expected for the year end December 31, 1998.


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

                  SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1998
                                 (UNAUDITED)


NOTE 3.  CLASSIFICATION OF EXPENSES

Cost of revenues includes the costs associated with the hardware, software, materials, etc., for the Company's customers, and other costs are classified as operating expenses.


NOTE 4.  NET LOSS PER COMMON SHARE

Net loss per average common and common equivalent share has been computed on the basis of the weighted average number of common shares and equivalent outstanding during the respective period. The effects on loss per share resulting from the potential exercise of issuance of the assumed exercise of warrants in the period presented are antidilutive and, therefore, not included in the calculations. At September 30, 1998, there were 14,727,280 warrants outstanding to purchase at prices ranging from $0.20 to $0.50. per share.


NOTE 5.  NOTES RECEIVABLE

The Company holds various note receivables from Stockholders totaling $110.885. These notes earn interest at 8.5% and are due upon demand.


NOTE 6.  NOTES PAYABLE

Notes payable consists of the following:

Notes payable to former Safe Aid Products, Inc., Officer and Stockholder in the amount of $44,500

Notes payable to two Company Directors in the amount of $38,583

Notes payable to Subsidiary Stockholders in the amount of $39,750


NOTE 7. AMORTIZATION OF MANAGEMENT AGREEMENTS AND GOODWILL

Amortization of management agreements and Goodwill Expenses for the third quarter ended September 30, 1998 were $143,927, and for the third quarter endedAugust 31, 1997 was $0.00. $143,927 of the Amortization expense relates to the purchases of Precision Imaging (GMG, Inc.) and Total Micro Computers, Inc. The Management Agreements with these Subsidiaries were valued at $1,050,000 amortized over a period of two years. Goodwill for these companies was valued at $614,149 amortized over 10 years.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Safe Technologies International, Inc., formerly known as Safe Aid Products, Inc. (the 'Company') during the Third Quarter, continued to address administrative functions, analyze new medical and Internet acquisition candidates, move forward with existing acquisition companies, seek working capital for the Company, coordinate integration of the Company's Internet service into the new entity, Internet Commerce, Inc., and finalize an agreement with a Chinese Company for the Company's nasal aspirin patent.

The agreement with the Chinese company, Hangzhou Jiuyuan Gene Engineering Co., Ltd., calls for Hangzhou Jiuyuan Gene to manufacture the product and distribute the product throughout the Pacific Rim. They are based in an existing modern facility specializing in research, development, production and marketing of pharmaceuticals located in the state-grade Hangzhou Economic & Technological Development Zone, in the People's Republic of China. They are a 70 million
RMB company with 212 employees.

Presently, the company is in the early phases of the educational process relative to acclimating Hangzhou Jiuyuan Gene's Product Manager to the SFAD Research and Data records of the nasal aspirin patent. Shortly, the company will move into generating Proformas and potential revenue streams. The Company's direct responsibilities to the project are primarily those of liaison and coordination of such issues as potential packaging company candidates for the product, etc. The agreement with Hangzhou Jiuyuan Gene is a turn key arrangement wherein they will develop, manufacture, and distribute the product. SFAD will receive 5 percent of the Gross Sales Revenues. Present timelines indicate market sales, subject to conditions could initiate as early as the third quarter of 1999.

The Company intends to incorporate a new corporation for the nasal aspirin patent, creating an autonomous entity for those activities and revenues.

During the quarter, Management performed Due Diligence and coordinated the Certified Audits of the three potential acquisition companies with whom the Company had entered into Letters of Intent. Only one of the three companies remains as a serious candidate for acquisition closing due to negative Due Diligence information and/or certified audits information causing Management to withdraw. The remaining acquisition candidate, V-Prime Computers' two year Certified Audits have recently been completed and the Company has accepted them as presented. Final Due Diligence and several small contractual points remain at issue, prior to scheduling a closing date for this tentative acquisition.

As of September 30, 1998, the Company has three Florida subsidiaries:
Total Micro Computers, Inc. ("TMC"), GMG Computer Consultants, Inc. d.b.a Precision Imaging ("GMG")and Internet Commerce, Inc., ("ICI")

The primary reason for incorporating the new Florida corporation, Internet Commerce, Inc., was to provide a full service subsidiary business entity for further development of the Company's Internet related activities and provides an autonomous entity for the Company's Internet assets: Real Estate 2001 Software, the copyrights for PII, (global real estate information and database), and the copyrights for IN CyberMall,(incybermall.com). The IN CyberMall web site is an upscale product mall from which Management intents to develop Internet business solutions and electronic commerce for product sales.
Operating within this entity will also be the functions and services of specially assembled computer systems which will be marketed for sale on the Internet.

Unless the context otherwise requires, the term "Company" as used herein refers to the Company and its three subsidiaries, TMC, ICI, and GMG.

Three Months ended September 30, 1998 ("third quarter of 1998") compared to three months ended September 30, 1997("third quarter of 1997")


Financial Statements and Change in Fiscal Year End

Prior to the reverse merger, the Company's fiscal year end was November 30. After the reverse merger was completed, the new management of the Company changed the Company's fiscal year end to December 31.

Results of Operations

Revenues were $39,082 for the third quarter of 1998 and were $9,801 for the third quarter of 1997, representing an increase of 400%.

Approximately, $39,082 of these revenues were from GMG, $0 or 0% of these revenues were from TMC, and $0 or 0% of these revenues were from ICI.

Revenues for GMG during the third quarter of 1998 were slightly lower than the third quarter of 1997. Activities for GMG during the third quarter of 1998 continued with regular Client jobs, however the summer proved to be a disappointment regarding sales.

Revenues for TMC were non existent in the third quarter of 1998 emanating from TMC's President, Geraldo Toquica resignation, lack of working capital, industry wide falling margins in the sale of new computer systems and a highly competitive Tampa, Florida market.

Additionally, TMC was notified by State Farm, the TMC insuring company, that they did not intent to honor the TMC claim due to State Farm's opinion that the burglary was an inside job. In the burglary, a significant amount of TMC's computer products and parts inventory had been stolen from TMC's inventory room.

The Company is evaluating the merits of pursuing the State Farm claim and the two former TMC Stockholders for breach of fiduciary duty.


Cost of revenues were $6,277 for the third quarter of 1998 and were $7,569 for the third quarter of 1997, representing an decrease of 20%.

GMG's cost of revenues remained relatively constant, slightly increased from $6,108 in the second quarter of 1997 to $6,277 in the third quarter of 1998.

Selling, general and administrative expenses were $332,275 for the third quarter of 1998 compared to $0 for the third quarter of 1997, representing more than an 100% increase. This increase is attributable to the Company's operating status, versus the former Company development status..

GMG's selling, general and administrative expenses were $77,170 for the third quarter of 1998 compared to $74,987 for the third quarter of 1997, representing an increase of 3%.

As a result of the foregoing, the Company's operating loss for the third quarter of 1998 was $2999,151 compared to $23,046 for the third quarter of 1997. GMG's net loss for the third quarter of 1998 was $45,165 compared to $33,654 for the third quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Company had working capital of $1,255,426 compared with a pre-merger working deficit of $14,759 on November 30, 1997.

Net cash used in operating activities was $85,614 during the third quarter of 1998 compared to $7,415 for the third quarter of 1997. The Company used $0 in investing activities in the third quarter of 1998 and $0 the third quarter 1997. Net cash used in financing activities was $25,500 during the third quarter of 1998 compared with $5,500 in the third quarter of 1997. As of September 30, 1998, the Company did not have any material commitments for capital expenditures.

The Company entered into a Subscription Agreement for SFAD stock with one investor and a Subscription Agreement and Promissory Note for funds with another additional investor during the third quarter of 1998. Management is in continual process of securing additional small lots of capital. The Company believes that it has adequate resources for operations until major funding becomes more appropriate.

Forward-Looking Statements: Except for the historical information contained herein, this 10QSB filing may contain forward looking statements within the meaning of Section 27A of the Securities Act of l934, as amended, that may involve risks and uncertainties, including those relating to the availability of suitable financial resources, the availability of management, unproven market for SFAD's products and services as well as other risks detailed from time to time in the Company's SEC reports, including reports on Form 10KSB for the year ended November, 1997.

PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 2.   CHANGES IN SECURITIES

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) (i) Exhibit 10 - 1998 Stock Incentive Plan(filed herewith electronically)

               (ii) Exhibit 27 - Financial Data Schedule (filed herewith
                    electronically)


          (b)  Reports on Form 8-K

              The Company filed two reports on Form 8-K during the three months ended September 30, 1998.

              (i) The Company filed a report on Form 8-K dated July 21, 1998 which reported information under Item 5 - Other Information.

              (ii) The Company filed a report on Form 8-K dated July 28, 1998 which reported information under Item 5 - Other Information.

                 Safe Technologies International, Inc.

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Safe Technologies International, Inc., Registrant


Date: November 13, 1998                  By: /s/Barbara Tolley
-----------------------                  ---------------------
Date                                       President