Form 10KSB
SAFE TECHNOLOGIES INTERNATIONAL INC
filed 1999-03-31
CIK 829117

==========================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10KSB


                Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                  For the Fiscal Year Ended December 31, 1998

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

                         YES [X]        NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB.       X

Issuer's revenues for the most recent fiscal year were $427,552.

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $22,265,837 on December 31, 1998 based upon the latest published average bid and ask price on such date.

The approximate number of shares outstanding of the Registrant's common stock on December 31, 1998 was 712,489,700. The approximate number of "A" Warrants outstanding as of December 31, 1998 was 7,227,280 convertible into 7,227,280 shares of common stock at $.20 per share. Each outstanding "A" Warrant, upon exercise, will result in the issuance of one redeemable "B" Warrant. As of December 31, 1998 there were approximately 272,720 "B" Warrants outstanding exercisable into 272,720 shares of common stock at $.50 per share.

Transitional Small Business Disclosure Format (check one):  Yes    No  X

PART I

Item 1. Business

Overview

Safe Technologies International, Inc., a Delaware corporation (the "Company") is a multi-faced company, fast evolving into an E-corporation. As of March 31, 1999, the Company has two active subsidiaries: Internet Commerce, Inc., a Florida corporation ("Internet Commerce") and Internet Associates International, Inc, a Nevada corporation ("Internet Associates" or "IAI"). Unless the context otherwise requires, the term "Company" shall refer to the Company, Internet Commerce and IAI.


Internet Commerce

Internet Commerce specializes in developing, managing and promoting Internet commerce web sites for small and medium sized businesses wanting to expand their Internet operations. More specifically, Internet Commerce helps design web sites for small and medium sized businesses and provides hosting services for such web sites.

Internet Commerce, Inc. also owns "INCyberMall.com", an Internet commerce mall. With INCyberMall.com, Internet Commerce hopes to fill the needs in the marketplace, where none of the other Internet malls have concentrated before, on promoting and selling exclusively upmarket products.

One of the most unique features of the mall, which is expected to attract a great deal of worldwide interest is the section called 'Famous Shopping Streets of the World'. Some of the Famous Shop Streets are Worth Avenue, Palm Beach; Fifth Avenue, New York; Rodeo Drive, Beverly Hills and Bond Street, London. On December 16, 1998 this section opened with Worth Avenue in Palm Beach, Florida. The Worth Avenue street is presented graphically with photography, maps and a merchant directory. As of March 31, 1999, the Company had completed two other streets: Fifth Avenue, New York and Rodeo Drive, Beverly Hills.

Internet Commerce is in the process of contacting stores on Worth Avenue and some of the other famous streets to ascertain their interest in being graphically represented on their street in the mall with their own exterior store front, product photography and option for virtual tours of these premises. Stores with existing web sites will be offered the opportunity to have their sites linked in for a monthly fee. Internet Commerce is offering a flexible tenant package that should accommodate important retailers' needs and be cohesive with their marketing plans. Mall tenants will be able to select from a number of options for participation in the mall, i.e. revenue sharing or partnering of revenue sales, banner advertising, leasing space in the mall, hosting web sites, web site construction, or comprehensive Internet commerce fulfillment services.

In addition to the specific shopping streets, shoppers are also be able to browse and shop for upmarket products at the 'CyberMalls Castle Store'. CyberMalls Castle Store will contain upmarket products for the 'Rich and Famous', and will offer, when completed, a complete line of luxury goods which will allow the shopper to select from a worldwide range of unique, exclusive products. Each product will be displayed in its appropriate environment. For example, the finest wines of the world will be displayed in the Wine Cellar; prints, antiques and statuary will be displayed in the Gallery and books, cd's and videos will be displayed in the Library.

As of March 31, 1999, Internet Commerce had entered into agreements with four companies to display their products in the Castle Store. These companies and their respective products are Amazon.Com - books, cd's and all other product lines carried by Amazon.Com; H. J.C. Harris & Co. - men's clothing; Frozen Pelican Gallery - art exhibits and Fran Murphy Interiors - interior decorating.

The mall also include topics and subjects of interest to the "rich and famous", i.e. society news, fashions shows, social calendar events, and a number of investment news and financial hyperlinks. Also included on the web site is a prize box, where browsers can drop their name, address, telephone number and hope to win a prize donated by one of the mall tenants at a monthly drawing.

During fiscal 1999, Internet Commerce intends to complete its construction of Phase II of the mall which will contain an INCyberMall.com department store where INCyberMall.com will make its own direct sales of select upmarket products. Internet Commerce will also expand its Famous Shopping Streets section by securing mall tenants for its Worth Avenue, Rodeo Drive and Fifth Avenue shopping streets and by adding new streets. Management is also currently seeking an appropriate celebrity person or persons for endorsement of the mall.


Internet Associates

Internet Associates is an Internet marketing and web site development firm involved in the development, marketing, and hosting of web sites, as well as the training of web developers. IAI owns and maintains five Internet servers, on location in Boca Raton, Florida, with direct redundant T-1 connections to the Internet. The Internet servers are equipped with secure commerce, E-commerce applications, shopping cart facilities and database driven applications.

IAI specializes in quality "market-driven" web sites that unleash the power of the Internet, combining innovative web design and programming with traditional marketing and advertising elements especially designed to promote interactivity and volume response to each customer web site. IAI works with a variety of clients in providing web design services. The web design work that IAI performs for each client is customized and the contract price varies depending upon the nature and scope of the work. IAI also provides web marketing services. IAI's web marketing services consist of search engine submissions, banner advertising placement and promotion through alternative media.

IAI offers web hosting services to over 3,000 customers, nationally. The web hosting contracts are typically for an initial term of six months and renewed quarterly thereafter. Web site hosting fees start at $50 per month. Using this service subscribers can build their own web site and upload the pages to the server directly.

IAI also offers a training program for Web Master Certificates, to Ft. Lauderdale Art Institute graduates.

Proprietary Rights

The Company regards its copyrights, trade names, web sites and domain names as valuable intellectual property. The Company relies upon copyright law, trade
secret protection   and confidentiality or license agreements with its
employees, customers, partners and others to protect its proprietary rights. Effective copyright and trade secret protection may not be available in every country in which its products and media properties are distributed or made available through the Internet.


Competition

The market for Internet products and services is highly competitive. There are no substantial barriers to entry in these markets, and the Company expects that competition will continue to intensify.

Internet Commerce believes that the principal competitive factors for companies seeking to create shopping malls on the Internet are brand recognition, user affinity and loyalty, demographic focus and open access for visitors. Internet Commerce competes for users and advertisers with other content providers and with thousands of Web sites operated by individuals, the government and educational institutions. Although there is a great deal of potential competition in this market, management believes that there are only five or six companies that offer direct competition.

IAI believes that is ability to compete successfully in the Internet services market depends on a number of factors, including market presence; the adequacy of IAI's design team and customer and technical support services; the capacity, reliability and security of its network infrastructure; the pricing policies of IAI, its competitors and its suppliers; IAI's ability to support existing and emerging industry standards; and industry and general economic trends. There can be no assurance that IAI can maintain or develop the financial resources, technical expertise or marketing and support capabilities to compete successfully.


Employees

As of March 15, 1998, the Company employed 24 persons full time. Of the full-time employees, 3 are engaged in management position, 3 administration and 18 in IAI's operations.

History and Summary of Activity during Fiscal 1998 and 1999

The Company was incorporated in Delaware on May 27, 1989 as Safe Aid Products Incorporated. The Company's initial business purpose was to engage in research and development regarding nasal and transdermal delivery of aspirin and other drugs. However, due to insufficient capital and insufficient market acceptance, the Company was unsuccessful at effectuating its original business purpose and remained in its development stage. From 1993-1998, the Company's principal business objective was to find and merge with an operating company that would increase shareholder value.

On February 9, 1998, the Company completed a reverse merger with Intelligence Network International, Inc., a Florida corporation ("INI"). Pursuant to the terms of the merger agreement, the Company changed its name to Safe Technologies International, Inc. As a result of the merger, the Company moved from its development stage status to being a fully operating business. The Company's new business consisted of a broad range of Internet and technology based services and products. The Company had two subsidiaries, Total Micro Computers, Inc. ("TMC") and GMG Computers Consultants, Inc. d.b.a. Precision Imaging ("GMG"). TMC was a wholesaler and retailer of custom designed and assembled computer systems and related products and GMG was a digital pre-press company. In May 1998, the Company also formed a new subsidiary, Internet Commerce, Inc., a Florida company to serve as the business entity for its Internet related activities.


During fiscal 1998, management searched for companies to grow the Company's core operations. The Company entered into letters of intent to acquire two
(2) companies: Toddlers Learning Center, a child care and education center in Stuart, Florida and V-Prime Computers, Inc., a specialist in computer repairs, upgrades, networking and installation of custom computer systems and service for small business in Boca Raton, Florida. However, for reasons discussed herein, the Company did not complete either of the proposed acquisitions.

On May 27, 1998, Internet Commerce entered into a contract with AT&T to include AT&T WorldNet Service, AT&T's value-added Internet access, on all of its new Internet software products. AT&T WorldNet service is one of the largest Internet service providers in the U.S., serving nearly one million subscribers. Internet Commerce has commenced work on several software products that are targeted for specific industries and feature Internet electronic commerce applications.

In July 1998, the Board of Directors decided to move TMC's operations from Tampa to South Florida. During fiscal 1998, TMC's financial performance had deteriorated and management believed that it could better oversee TMC's operations if they were located in South Florida. The former TMC shareholders were not issued the 1,062,500 shares of the Company's common stock that they were due to receive pursuant to their acquisition agreement with the Company. Management is currently seeking a new acquisition which is compatible to the TMC services and intends to integrate the existing TMC customer base into that acquisition.

On July 21, 1998, the Company entered into a letter of intent for the acquisition of Toddler's Learning Center, Inc. ("TLC"), a child care and
education center in Stuart, Florida.   The Company had planned on operating
TLC as a subsidiary of its Health and Wellness Division. However, in August after the Company completed its due diligence of TLC, it decided that this acquisition was not in the Company's best interest.

Shortly after entering into the letter of intent with TLC, the Company entered into a letter of intent with V-Prime on July 26, 1998. Six months later in January 1999, the Company planned on closing its acquisition of V-Prime and issued a press release to that effect on January 6, 1999. However, the Company decided not to close the deal because it discovered certain adverse information about V-Prime prior to the closing.

On October 6, 1998, the Company entered into a license agreement with Hangzhou Jiuyuan Gene Engineering Co., Ltd., for the field testing and production and distribution of the Company's nasal aspirin patent. Hangzhou is in the process of completing field testing for the nasal aspirin patent.



In December 1998, the Board of Directors decided that it would reverse the Company's acquisition of GMG. GMG's financial statements for the third quarter were below expectations. On December 17, 1998, the Company, GMG and the former GMG shareholders entered into a reversion agreement and mutual general release agreements in order to effectuate the reversal of the GMG acquisition. As part of the reversion agreement, the former GMG shareholders returned their 14,000,000 shares of the Company's common stock to the transfer agent to be canceled.

In December 1998, the Company opened up InCyberMall, the Internet mall for the "rich and famous". On February 5, 1999, the Company completed an acquisition of IAI, an Internet marketing and web site development firm, involved in the development, marketing and hosting of web sites, as well as the training of web developers. The acquisition was structured as a stock for stock transaction, wherein the IAI former shareholders entered into three year share lock-up agreements after the closing. The acquisition price was based on a formula of IAI net profits for fiscal 1999.

Item 2.  Property

The Company's principal executive office is located at 249 Peruvian Avenue, Palm Beach, Florida where the Company leases office space comprising approximately 1,000 square feet. The lease is on a month-to month basis and the monthly rental is $914.

IAI leases 1,000 feet of office space in Boca Raton, Florida. The lease is on a month to month basis and the monthly rental is $1,200.



Item 3.  Legal Proceedings

There are no legal proceedings pending to which the Company is subject, nor to the knowledge of the Company are any such legal proceedings threatened.



Item 4.  Submission of Matters to a Vote of Security Holders

There were no matter submitted to vote of security holders during the last quarter of the period covered by this report.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

The Company's common stock is traded in the over-the-counter market under the symbol "SFAD". The following table sets forth the high and low bid and ask prices, as reported by the National Quotation Bureau, Inc., for the Company's common stock for the calendar periods indicated.


                   Common Stock

                        Bid           Asked
Period               High/Low        High/Low

1997
------

1st Quarter         .016/.007      .018/.0071
2nd Quarter        .0199/.004       .02/.0044
3rd Quarter         .013/.0045     .014/.0049
4th Quarter        .0095/.0046      .01/.0049

1998
------
1st Quarter          .06/.0038      .07/.0039
2nd Quarter         .202/.024      .205/.026
3rd Quarter          .12/.0375     .125/.04
4th Quarter          .21/.015       .24/.015

The average of the bid and ask price of the Company's common stock in the over-the-counter market as of the most recent available date, March 25, 1999 was $.051 per share. These above quotations do not include retail mark-ups, mark-downs or commissions and represents prices between dealers and not necessarily actual transactions. The past performance of the Company's securities is not necessarily indicative of future performance.


Common Stock and Warrants

As of December 31, 1998, the Company had issued and outstanding 712,489,700 shares of its common stock, 7,227,280 Class A Warrants and 272,720 Class B Warrants. Upon exercise, each Class A Warrant entitles the holder to purchase one share of common stock for $.20 per share and to receive one redeemable
Class B Warrant.   Upon exercise, each Class B Warrant entitles the holder to purchase one share of common stock for $.50 per share. The exercise periods of the Class A and Class B Warrants have been extended by the Board of Directors through January 9, 2000. All of these numbers are adjusted to reflect the Company's ten-for-one reverse stock split effected as of February 9, 1998.


Holders of Record

At March 26, 1999, there were approximately 1,260 shareholders of record of the Company's common stock. Such number does not include beneficial owners holding shares through nominee name.


Dividend Policy

The Company has never paid cash dividends on its Common Stock. Payment of dividends will be within the sole discretion of the Company's Board of Directors and will depend, among other factors, upon earnings, capital requirements and the operating and financial condition of the Company. At the present time, the Company's anticipated financial capital requirements are such that it intends to follow a policy of retaining earnings in order to finance the development of its business.

Item 6.  Management's Discussion and Analysis or Plan of Operations.


RESULTS OF OPERATION


Comparison of the years ended December 31, 1998("fiscal 1998") and December 31, 1997("fiscal 1997")


Revenues were $427,552 for fiscal 1998 and were $3,141,750 for fiscal 1997, representing a decrease of Eighty Six Percent. Approximately, $35,000 of the 1998 revenues were derived from ICI. The balance of the 1998 revenues were from Total Micro Computers, Inc, (TMC) subsidiary.

ICI's revenues, were derived in the fourth quarter, as ICI opened for business in October, 1998. Revenues for TMC were dramatically reduced in 1998 due to the impact of the theft loss, at TMC's location in Tampa, Florida, and from the two former stockholders of TMC, abandoning their key management positions and employment contracts with that subsidiary.

The Company is still evaluating the merits of pursuing the State Farm claim and the two former TMC Stockholders for breach of fiduciary duty. The Company has been seeking another acquisition which will replace the TMC subsidiary and will permit the Company to continue to offer those services which integrate into the technology requirements of the Company.

Cost of Sales were $281,263 in fiscal 1998 compared to $2,578,964 in fiscal 1997. This decrease is attributable to the reduction in TMC's operations in 1998. Cost of Sales were $7,569 for ICI in 1998 and were $273,694 for TMC.

Selling, general, and administration expenses were $718,908 for fiscal 1998 compared to $2,161,950 for fiscal 1997. This decrease is attributable to the reduction in TMC's operations in 1998.


Comparison of the years ended December 31, 1997 ("fiscal 1997") and December 31, 1996 ("fiscal 1996")

Revenues were $5,864,300 for fiscal 1997 and were $19,647 for fiscal
1996, representing an increase of $5,844,653. This increase is attributable to the Company's first year as an operating company and the Company's consummation of a reverse merger with Intelligence Network International, Inc. ("INI") on February 9, 1998. Under the SEC accounting regulations, INI's historical financial statements are deemed to be the historical financial statements of the Company. Since INI was more active than the Company on a pre-merger basis, revenues, sales, and expenses of the Company will be significantly greater in fiscal 1997 compared to fiscal 1996.

Costs of sales were $3,144,200 in fiscal 1997 compared to $15,187 in fiscal 1996. Selling, general and administrative expenses were $33,418 in fiscal 1997 compared to $9,460 in fiscal 1996. The increases in costs of sales and selling, general and administrative expenses are attributable to INI's activity prior to the reverse merger.


LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, the Company had a working capital deficit of $150,845 compared to a working capital deficit of $7,990 at December 31, 1997. The increased deficit is a result of the Company's change from being a development stage company to being an operating company.

This increase is investing activities is due to the Company's acquisition of Internet assets from three related companies. The Internet assets purchased include Internet copyrights, trademarks, employment contracts, web sites and trade names.

The increase in financing activities resulted from a $500,000 equity investments from one of the Company's principal shareholder and smaller equity investments other investors.

Management intends to make a $2 million private offering of its common stock in the second quarter of 1998.


FORWARD-LOOKING STATEMENTS

Forward-looking statements in this Form 10-KSB including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements The following factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements: the Company's ability to successfully (i) develop and profitable grow its InCyberMall web site, including entering into licensing agreements with merchants to sell upmarket products in the CyberMall Castle Store and to locate their stores on the Famous Shopping Streets section of the mall, (ii) develop IAI's Internet web design, hosting and marketing business, (iii) identify and finalize acquisition agreements with select Internet companies and/or enter into partnership agreements with established companies in high technology deals, and (v) raise additional capital to finance its operations in the next fiscal year. Additional factors include, but are not limited to the following: the size and growth of the market for the Company's products; competition, pricing pressures, market acceptance of the Company's products and services, the effect of economic conditions, the availability of management; risks in product development and other risks identified in this and the Company's other SEC reports.


FUTURE BUSINESS STRATEGY


Year 2000

The Company has completed an assessment of whether its systems and those of third parties which could have a material impact on its business will function properly with respect to dates in 2000 and thereafter. The Company has determined that none of its systems require modification. The Company believes the only third parties that could have a material impact on its business are the major financial institutions that process its collections of accounts receivables and monthly dues by the electronic payment method. The Company believes these financial institutions are currently working on modifications to their internal systems to insure these systems will function properly with respect to dates in 2000 and thereafter and expect these modifications will be completed in 1999. The Company does not anticipate that noncompliance, if any, with Year 2000 of any non-information technology systems, such as embedded micro controllers, will materially or adversely affect our business. The Company is currently undertaking an analysis of worst-case scenarios and developing contingency plans to deal with these scenarios.

Management believes that the Company's operations are on tract with an overall concept for sustained growth. Having been fortunate in having an active Board of Directors, acting as a 'think tank' group for developing innovative, yet realistic achievable goals to be recognized as a company on the cutting edge of future technology and electronic commerce, SFAD is poised for growth in 1999. SFAD's Management has already adapted and assimilated the revolutionary changes which businesses are undergoing due to electronic business having changed the rules as to how companies conduct their business. Additionally, the CEO's extensive experience in electronic business, stemming from early 1990's electronic business information collaborations with AT&T, has lined up several important pieces which have laid the ground work in preparation for the Company's growth. Extensive efforts have been made to improve the INCyberMall copyrights, dating from 1995, which creates two new profit centers for the Company: the 'famous shopping streets of the world' and 'CyberMalls Castle'.

Management's focus is on expanding its E-Commerce operation, both from within ICI, and with select new Internet company acquisitions, as well as potential partnering with other established companies in high technology deals.

The Company's Nasal Aspirin Patent, currently licensed to Hangzhou Jiuyuan Gene Engineering Co., Ltd., for the Asian Rim is moving forward at a very slow pace due to current negotiations of Hangzhou Jiuyuan wishing to have the licensee for the United States, also. Management's concern is that they have not moved aggressively forward during the past months of their Agreement with SFAD, and to agree to extend the Licensee for the US, might be detrimental in loosing SFAD's position to market. In consideration of the current strong market interest in nasal delivery applications, Management is cognizant that the Company has a valuable patent which is now timely for development. and intends to allocated time and attention seeking an American partner to develop the Nasal Aspirin Patent for the US.

Item 7.  Financial Statements.



                                    INDEX
                                    -----

                                                                          Page
                                                                          ----

           Independent Auditors' Report....................................13

           Consolidated Balance Sheets -
           December 31, 1998  and December 31, 1997. (Unaudited-Restated)..14

           Consolidated Statements of Operations -
           December 31, 1998  and December 31, 1997. (Unaudited-Restated)..16

           Statement of Changes in Stockholders' Equity....................17

           Consolidated Statements of Cash Flows -
           December 31, 1998  and December 31, 1997. (Unaudited-Restated)..20


           Notes to Consolidated Financial Statements......................22

                             SEWELL AND COMPANY, PA
                             8080 PASADENA BOULEVARD
                             PEMBROKE PINES, FLORIDA

Tom Sewell, C.P.A.                                            (954)432-3100
Ross Oppenhieimer C.P.A.                                  Fax (954)436-6898


                            INDEPENDENT AUDITORS REPORT



To the Stockholders
Safe Technologies International, Inc. and Subsidiaries
Palm Beach, Florida

We have audited the accompanying balance sheet of Safe Technologies International, Inc. and Subsidiaries (a corporation) as of December31, 1998, and the related statements of income and expenses, changes in stockholders' equity, and cash flows for the year then ended These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. For comparison purposes, we have restated the 1997 financial statements, but no audit was performed for 1997.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Safe Technologies International, Inc. and Subsidiaries as of December 31, 1998, and the results of its operations, and its cash flows for the year then ended in conformity with generally accepted accounting principles.




SEWELL AND COMPANY, PA


March 9, 1999


                          SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                    AND SUBSIDIARIES
                                   Formerly Known as
                             SAFE AID PRODUCTS INCORPORATED
                                     BALANCE SHEET
                               DECEMBER 31, 1998 AND 1997



                                        ASSETS
                                                          1998          1997
                                                                     Unaudited
                                                                      Restated
                                                       ---------     ---------
Current assets
  Cash                                                 $  66,473     $  52,091
  Accounts receivables (net of allowance
   for doubtful accounts of $ 5,000 in 1997)                 500        90,526
  Notes receivables stockholders                                        35,188
  Inventory                                                             14,151
  Prepaid assets                                                         2,494
                                                       ---------     ---------
  Total current assets                                    66,973       194,450


Property, plant and equipment (net of
  accumulated depreciation of $ 326 and $7,631)            4,233        50,974
                                                       ---------     ---------

Intangible assets (net of accumulated
  amortization of $ 20,575 in 1998.)                     324,968
                                                       ---------     ---------
Other assets                                              37,500
                                                       ---------     ---------
                                                       $ 433,674     $ 245,424
                                                       =========     =========

















            See auditors' report and notes to financial statements.

                                        -14-


                          SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                    AND SUBSIDIARIES
                                   Formerly Known as
                             SAFE AID PRODUCTS INCORPORATED
                                     BALANCE SHEET
                               DECEMBER 31, 1998 AND 1997


                                                         1998          1997
                                                                    Unaudited
                                                                     Restated
                                                      ---------     ---------

                   LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                    $  57,776     $ 180,710
  Accrued expenses                                       37,452        21,730
  Loan payable stockholders                             123,590
                                                      ---------     ---------
          Total current liabilities                     218,818       202,440




Shareholders' equity
  Common stock (par value $ 0.00001
    999,999,000 shares authorized,
    712,489,700 issued and outstanding for 1998
    and 950,000,000 shares authorized,
    705,477,200 issued and outstanding for 1999)          7,125         7,055
  Capital subscribed                                     40,000
  Less: subscription receivables                         (1,000)
  Additional paid in capital                          2,591,531     1,781,327
  Retained earnings (deficit)                         (2,422,800)  (1,745,398)
                                                      ---------     ---------
          Total stockholders' equity                    214,856        42,984
                                                      =========     =========
                                                      $ 433,674     $ 245,424












            See auditors' report and notes to financial statements.

                                        -15-


                          SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                    AND SUBSIDIARIES
                                   Formerly Known as
                             SAFE AID PRODUCTS INCORPORATED
                            STATEMENT OF INCOME AND EXPENSES
                               DECEMBER 31, 1998 AND 1997


                                                         1998          1997
                                                                    Unaudited
                                                                     Restated
                                                      ---------    ----------
Sales                                                $  427,552   $ 3,141,750
Cost of sales                                           281,263     2,578,964
                                                      ---------    ----------
           Gross profit                                 146,289       562,786

Expenses
  Operating & administrative expenses                   151,788     1,247,997
  Research and development                                            594,618
  Salaries                                              206,870       281,389
  Consulting fees                                       133,184         9,975
  Proxy and brokers services                            101,795         2,973
  Accounting and legal                                   91,870        21,483
  Depreciation and amortization                          20,901         3,515
  Management expense                                     12,500
                                                      ---------    ----------
                                                        718,908     2,161,950
                                                      ---------    ----------
  Income (loss) from operations                        (572,619)   (1,599,164)

Other income (expenses)
  Interest income                                         2,995       120,676
  Interest expense                                      (12,140)
  Theft (loss) of inventory                            (114,640)     (169,919)
  Other expenses                                                      (48,229)
  Inventory adjustments                                              (174,900)
  Forgiveness of debt                                    19,000
                                                      ---------    ----------
                                                       (104,785)     (272,372)
                                                      ---------    ----------
Net loss                                             $ (677,404)  $(1,871,536)
                                                      =========    ==========
Earnings per common share                            $    0.001   $     0.003
                                                      =========    ==========




            See auditors' report and notes to financial statements.

                                        -16-


                          SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                    AND SUBSIDIARIES
                                   Formerly Known as
                             SAFE AID PRODUCTS INCORPORATED
                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                           FOR THE YEAR ENDED DECEMBER 31, 1998


                                                   Common Stock      Capital     Paid in    Accumulated
                                                Shares     Amount   Subscribed   Capital      Deficit       TOTAL
                                             -----------   ------  -----------  ---------   -----------    -------

Balance November 30, 1996                    702,977,200   $7,030              $1,548,969  $(1,570,758)  $(14,759)


Issuance of common stock for consulting
services based on Board of Directors assessment
of value of services rendered for the period
ended April, 1997 ($.0093 per share)           2,500,000       25                  23,225            -     23,250

            -        -                                                                         (31,186)   (31,186)
Net loss for the year ended November 30, 1997-----------   ------  -----------  ---------    ---------    -------
Balance November 30, 1997                    705,477,200    7,055               1,572,194   (1,601,944)   (22,695)

Net loss for December 1997                                                                      (2,068)    (2,068)
INI                                                                               143,600     (154,686)   (11,086)(1)
TMC                                                                                65,533       13,302     78,835
                                             -----------   ------  -----------  ---------   ----------     ------
Balance December 31,1997                     705,477,200    7,055               1,781,327   (1,745,396)    42,986
Correction of error INl                                                            11,086(1)               11,086

ICI                                                                                   100                     100

Ten for one reverse stock split (reduction
of shares as of closing merge with no change
to par value of the common stock,
(February 09, 1998)                         (634,929,480)  (6,349)                  6,349                    0.00
                                             -----------   ------  -----------  ---------   ----------     ------
                                              70,547,720   $  706              $1,798,862  $(1,745,396)  $ 54,172




                                 See auditors' report and notes to financial statements.




                          SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                    AND SUBSIDIARIES
                                   Formerly Known as
                             SAFE AID PRODUCTS INCORPORATED
                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                           FOR THE YEAR ENDED DECEMBER 31, 1998


                                                     Common Stock      Capital      Paid in    Accumulated
                                                  Shares     Amount   Subscribed    Capital      Deficit      TOTAL
                                               -----------   ------  -----------   --------   ------------   -------

                                                70,547,720  $   706              $1,798,862   $(1,745,396)  $ 54,172
TMC acquisition                                                                     196,088                  196,088
Merge INI and Safe Aid                         585,819,936    5,858                  (5,858)                       0
Less: shares of INI not issued                  (1,062,500)     (11)                     11                        0

Issuance of common stock for consultant
services after the merge (February 09, 1998)    49,109,544      491                    (491)                       0

Issuance of common stock for stock sale
DLSK Trust, August 3, 1998                         500,000        5                  19,995                   20,000

Issuance of common stock to Ruth Deutsch and
Franklin L. Frank - August 3, 1998                 250,000        3                 289,997                  290,000


Issuance of common stock for legal services to
English, McCayghan & O'Brien November 1998       1,000,000       10                  39,990                   40,000

Capital subscribed - agreement November 1998                            40,000                                40,000
                                               -----------   ------  -----------   --------   ------------   -------
                                               706,164,700   $7,061    $40,000   $2,338,594   $(1,745,396)  $640,259





                                 See auditors' report and notes to financial statements.



                          SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                    AND SUBSIDIARIES
                                   Formerly Known as
                             SAFE AID PRODUCTS INCORPORATED
                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                           FOR THE YEAR ENDED DECEMBER 31, 1998



                                                     Common Stock      Capital      Paid in    Accumulated
                                                  Shares     Amount   Subscribed    Capital      Deficit      TOTAL
                                               -----------   ------  -----------  ---------   ------------   -------
                                               706,164,700   $7,061    $40,000   $2,338,594   $(1,745,396)  $640,259
Less: Subscription receivables                                          (1,000)                               (1,000)
Issuance of common stock for Public Relations
services for the year ending December 31, 1998   1,325,000       13                  52,987                   53,000


Issuance of common stock for consulting services
for the year ending December 31, 1998              800,000        8                  31,992                   32,000


Issuance of common stock for employee
compensation in lieu of cash payment             4,200,000       42                 167,958                  168,000

Net income (loss) December31, 1998                                                               (677,404)  (677,404)

                                               -----------   ------  -----------  ---------   ------------   -------
Balance December, 31,1998                      712,489,700   $7,125    $39,000   $2,591,531  $ (2,422,800)  $215,856
                                               ===========   ======  ===========  =========   ============   =======















                                 See auditors' report and notes to financial statements.




                          SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                    AND SUBSIDIARIES
                                   Formerly Known as
                             SAFE AID PRODUCTS INCORPORATED
                                 STATEMENT OF CASH FLOWS
                           FOR THE YEAR ENDED DECEMBER 31, 1998


Cash flows from operating activities:

  Net Loss                                                      $   (677,404)
                                                                 -----------

  Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation and amortization                                     13,270
    Provision for losses on accounts receivable                       (5,000)
    (Gain) loss on disposal of property                               58,605
    (Increase) decrease in accounts receivable                        95,026
    (Increase)decrease in notes receivables                           35,188
    (Increase) decrease in prepaid expenses                            2,494
    (Increase) decrease in inventories                                14,151
    (Increase) decrease in other assets                               12,500
    Increase (decrease) in accounts payable                          (44,084)
    Increase (decrease) in accrued liabilities                        15,722
    Increase (decrease) in shareholders' loan                         44,740
                                                                 -----------
    Total adjustments                                                242,612
                                                                 -----------
  Net cash used for operating activities                            (434,792)

Cash flows from investing activities:
  Cash payments for the purchase of property                          (4,559)
  Cash payments for the purchase of intangibles                     (199,455)
                                                                 -----------
  Net cash used for investing activities                            (204,014)
                                                                 -----------

Cash flows from financing activities:
  Proceeds from issuance of common stock                             613,188
  Proceeds from capital subscribed                                    40,000
                                                                 -----------
  Net cash provided by financing activities                          653,188
                                                                 -----------
Net increase in cash and cash equivalents                             14,382

Cash and cash equivalents, beginning of year                          52,091
                                                                 -----------
Cash and cash equivalents, end of year                          $     66,473
                                                                 ===========

Supplemental cash flow information:

Cash paid during the year for: Interest                         $     12,140

            See auditors' report and notes to financial statements.

                                        -20-

                          SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                    AND SUBSIDIARIES
                                   Formerly Known as
                             SAFE AID PRODUCTS INCORPORATED
                                 STATEMENT OF CASH FLOWS
                           FOR THE YEAR ENDED DECEMBER 31, 1997


                                                                  Unaudited
                                                                   Restated
                                                                 -----------

Cash flows from operating activities:
                                                                $ (1,871,536)
                                                                 -----------

Net Loss

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization                                          3,515
Deferred income taxes                                                 (4,800)
(Increase) decrease in accounts receivable                           111,654
(Increase) decrease in inventories                                   127,352
Increase (decrease) in accounts payable                              (88,754)
Increase (decrease) in accrued liabilities                            (4,329)
Increase (decrease) in income taxes payable                          (10,680)
Increase (decrease) in shareholders' loan                             50,350
Increase (decrease) Development stage                              1,577,204
                                                                 -----------
Total adjustments                                                  1,761,512
                                                                 -----------
Net cash used for operating activities                              (110,024)
                                                                 -----------


Cash flows from investing activities:

Cash payments for the purchase of property                           (12,103)
                                                                 -----------
Net. cash used for investing activities                              (12,103)
                                                                 -----------


Cash flows from financing activities:

Proceeds from issuance of common stock                                88,850
                                                                 -----------
Net cash provided by financing activities                             88,850
                                                                 -----------


Net decrease in cash and cash equivalents                            (33,277)

Cash and cash equivalents, beginning of year                          85,369
                                                                 -----------

Cash and cash equivalents, end of year                          $     52,092
                                                                 ===========


            See auditors' report and notes to financial statements.

                                        -21-

                       SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                 AND SUBSIDIARIES
                                Formerly known as
                           SAFE AID PRODUCTS INCORPORATED
                           NOTES TO FINANCIAL STATEMENTS
                                 DECEMBER 31, 1998


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description:
Safe Technologies International, Inc. ("Safe Tech") and its subsidiaries is a multi-faceted company specializing in Internet services and products and in the development of a nasal aspirin patent for which the Company has perpetual worldwide rights.

Organization:
The Company was incorporated under the laws of the state of Delaware on May 21, 1987 as Safe Aid Products, Incorporated. On February 9, 1998, the Company changed its name to Safe Technologies International, Inc.

The Company was considered to be in the development stage through December 31, 1997.

Basis of Consolidation:
The consolidated financial statements include the accounts of Safe Technologies International Inc. and its subsidiaries, ICI and TMC. All material intercompany transactions and balances have been eliminated in the consolidated financial statements. The 1997 financial statements have been restated including ICI, TMC, INI, and Safe Aid Products for comparison purposes.

Wholly Owned Subsidiaries:
On June 16, 1997, Intelligence Network International, Inc. (INI) entered into an agreement to acquire Total Micro Computers, Inc. (TMC) in Tampa, Florida in exchange for 100% of the issued and outstanding common stock. TMC received 1,062,500 shares of the company which was valued at $.40 per share or
$425,000.   Acquired assets were accounted as a purchase, and are being carried on the balance sheet. After a theft loss incurred by TMC, the former stockholders abandoned the business in June 1998. The revenues and expenses are included in the financial statements and the loss due to theft is included under other income (expenses). The Company intends to resume business in 1999.
 .
On May 21, 1998, Internet Commerce, Inc. (ICI) was incorporated under the laws of the state of Florida. ICI was formed to engage in the business of Internet services and products, and to develop the copyrights and trademarks acquired by the Company.

                       SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                 AND SUBSIDIARIES
                                Formerly known as
                           SAFE AID PRODUCTS INCORPORATED
                           NOTES TO FINANCIAL STATEMENTS
                                 DECEMBER 31, 1998


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Business Combinations:
On September 2, 1996, Intelligence Network International Inc. (INI) was incorporated under the laws of the state of Florida. INI was formed to engage in the business of Internet services and products. Through a series of stock transactions described in the business combination section below, INI merged with Safe Technologies International, Inc. on February 9, 1998. There was a ten-for-one reverse stock split (the reverse stock split) and the stockholders voted to change the name of Safe Aid Products Incorporated to Safe Technologies International, Inc.

Cash and Cash Equivalents:
For purposes of the statements of cash flows, the Company treats all short-term investments with maturates of three months or less at acquisition to be cash equivalents.

Use of  Estimates:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Change of Fiscal Year:
On February 9, 1998, the new management of Safe Tech decided to change Safe Tech's fiscal year end from November 30th to December 31st. Accordingly, the financial statements of December 31, 1997 reflect a restated twelve-month period.

Revenue Recognition:
Revenues of Safe Tech, ICI, and TMC are recognized at the time the services are rendered to customers. Services are rendered when the Company's representatives receive the customer's requests and completes the customer's orders.

Financial Instruments:
Cash and cash equivalents, accounts receivable and accounts payable are short-term in nature and the net values at which they are recorded are considered to be reasonable estimates at their fair values. The carrying values of notes payable are deemed to be reasonable estimates of their fair values.

                       SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                 AND SUBSIDIARIES
                                Formerly known as
                           SAFE AID PRODUCTS INCORPORATED
                           NOTES TO FINANCIAL STATEMENTS
                                 DECEMBER 31, 1998


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment:
Property and equipment are stated at cost. Depreciation of depreciable assets is computed using the straight-line method of depreciation over the estimated useful lives of the assets. The estimated useful life is 7 years.

Amortization:
Amortization of trademarks and copyrights, and goodwill is determined utilizing the straight-line method based generally on the estimated useful lives of the intangibles as follows:

       Trademarks and copyrights             15 years
       Goodwill                              15 years

Accounting Pronouncements:
In June 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information (SFAS No. 131) which established presentation of financial date based on the "management approach". SFAS No. 131 is applicable for fiscal years beginning after December 15, 1997. For the current fiscal year we are not going to present segment reporting because it is immaterial.

Basic Loss per Share and Diluted Loss per Share:
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128), which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS No. 128 supercedes Accounting Principle Board Opinion No. 15 entitled Earnings Per Share. Basic earnings per share are computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

                       SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                 AND SUBSIDIARIES
                                Formerly known as
                           SAFE AID PRODUCTS INCORPORATED
                           NOTES TO FINANCIAL STATEMENTS
                                 DECEMBER 31, 1998


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Loss per Share and Diluted Loss per Share:
The numerator in calculating basic earnings per share is reported net loss. The denominator is based on the following weighted-average number of common shares:

                                    1998                      1997

       Basic                    652,071,619               612,933,835

The 14,727,280 shares of common stock, reserved in connection with warrants are not included in the diluted earnings per share calculation since the exercise price is greater than the average market price.


2.  CAPITAL STOCK TRANSACTIONS

The Articles of Incorporation provide for the authorization of 950,000,000 shares of common stock at $.00001 par value. On January 30, 1999, the stockholders approved increasing the authorized number of shares to 999,999,000.

In June of 1988, the Company completed a sale of 150,000 units to the public at a price of $10 per unit. The Company received proceeds in the amount of $1,213,841, net of commissions and expenses to the underwriter, legal, accounting and other expenses related to the public offering in the amount of $286,159. Each unit consisted of 1,000 shares of common stock, $.00001 par value, and 500 redeemable common stock warrants designated redeemable Warrant "A". Each redeemable Warrant "A" would, upon exercise, entitle the holder to purchase one share of common stock for $.02 per share and to receive one redeemable Class "B" Common stock purchase warrant. Each redeemable Class "B" Common Stock purchase warrant would, upon exercise, entitle the holder to purchase one share of common stock for $.05 per share. These exercise periods of both Class "A" and Class "B" warrants have been extended by the Board of Directors through January 9, 2000, after giving effect to the ten for one reverse split on February 9, 1998. At December 31, 1998, 14,727,280 shares of common stock, reserved in connection with such warrants remain outstanding. There was no market activity for these warrants through December 31, 1998.

                       SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                 AND SUBSIDIARIES
                                Formerly known as
                           SAFE AID PRODUCTS INCORPORATED
                           NOTES TO FINANCIAL STATEMENTS
                                 DECEMBER 31, 1998


2. CAPITAL STOCK TRANSACTIONS (CONTINUED)

On February 9, 1998, INI merged with and into Safe Aid Products, Inc. The Board of Directors of the Company authorized a ten for one reverse stock split pursuant to which its outstanding common stock will be reduced to 70,547,720 shares with no change to the par value of the common stock. At the same time, according to the merge, 585,819,936 shares of common stock were issued to INI stockholders. A remaining 1,062,500 shares of TMC stock were not issued.

On February 9, 1998, per terms of the merge, 49,109,544 shares of common stock were issued for consultant services.

On August 3, 1998, 500,000 shares of common stock were issued to an unrelated party as repayment of a loan. The shares were valued at $0.04 per share.

On August 3, 1998, 250,000 shares of common stock were issued to a stockholder in addition to previously issued shares (259,595,536) in exchange for $290,000.

In November 1998, 1,000,000 shares of common stock were issued to an unrelated company as compensation for legal services rendered to the Company. These shares have been valued by the Company at $0.04 per share.

On December 31, 1998, 800,000 shares of common stock were issued to certain officers and consultants of the Company in exchange for their services rendered to the Company. These shares have been valued by the Company at $0.04 per share. The Company recorded these shares as consultant fees.

On December 31, 1998, 1,325,000 shares of common stock were issued as compensation for public relation services to an officer of the Company. These shares have been valued by the Company at $0.04 per share. The Company recorded these shares as consultant fees.

                       SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                 AND SUBSIDIARIES
                                Formerly known as
                           SAFE AID PRODUCTS INCORPORATED
                           NOTES TO FINANCIAL STATEMENTS
                                 DECEMBER 31, 1998



2.  CAPITAL STOCK TRANSACTIONS (CONTINUED)

On December 31, 1998, 4,200,000 shares of common stock were issued to an employee as compensation in lieu of cash payment. The Company has valued these shares at $0.04 per share, and recorded them as salaries.

The Company's common stock as of December 31, 1998 consisted of the following:

      999,999,000 shares authorized; 712,489,700 shares
      issued and outstanding $0.00001 par value.              $  7,125
                                                              ========


3.  SUBSCRIPTIONS

The Company entered into a subscription agreement for the purchase of 4,405,882 shares common stock for $40,000 on November 4, 1998. At December 31, 1998, the Company had received payments amounting to $39,000. No stock has been issued relating to this subscription.


4.  PROPERTY AND EQUIPMENT AND DEPRECIATION

Property and equipment at December 31, 1998 consisted of the following:

       Telephone equipment                      $  4,559
       Less:  accumulated depreciation              (326)
                                                --------
                                                $  4,233
                                                ========

Depreciation expense for the year ended December 31, 1998 was $326.

                       SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                 AND SUBSIDIARIES
                                Formerly known as
                           SAFE AID PRODUCTS INCORPORATED
                           NOTES TO FINANCIAL STATEMENTS
                                 DECEMBER 31, 1998


5.  INTANGIBLE ASSETS

At December 31, 1998, intangible assets were summarized by major classification as follow

    Copyrights and trademarks         $ 199,455
    Goodwill                            146,088
                                      ---------

                                        345,543
    Less:  Accumulated amortization     (20,575)

                                      $ 324,968
                                      =========

Amortization expenses for the year ended December 31, 1998 were $20,575.


6.    LEASES

The Company rents office space in Palm Beach, Florida on a month to month basis. There is no lease in force. The monthly rent is currently $914. The Company also rents office furniture and equipment on a month to month basis for $1,000 per month from the president.

The Company leases telephone equipment through a capital lease.   The term of
the lease is for 36 months, commencing July 22, 1998, in the amount of $119.48 plus sales tax per month. There is a $1.00 purchase option at the end of the lease.

Rental expense for the year ended December 31, 1998 was $22,471. Future anticipated minimum annual rental expense for subsequent years are as follows:

    1999                               $ 24,398
    2000                                 24,398
    2001                                 23,800
    2002                                 22,964
    2003                                 22,964
    Thereafter                                0
                                      ---------

    Total                             $ 118,524

                       SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                 AND SUBSIDIARIES
                                Formerly known as
                           SAFE AID PRODUCTS INCORPORATED
                           NOTES TO FINANCIAL STATEMENTS
                                 DECEMBER 31, 1998


7.  INCOME TAXES

The Company and its subsidiaries file consolidated income tax returns. No provision has been made in the accompanying financial statements for income taxes payable because of the Company's operating loss from operations. At November 30,1997, the Company has $1,590,710 of operating loss carryforwards for financial reporting and income tax purposes that expire through the year 2012. Net operating loss of $666,206 from the year ended December 31, 1998 will expire in 2018. Additionally, the Company has approximately $44,000 of research and development credits available to offset future income taxes through the year 2005. There can, however, be no assurance that the Company will have future operating profits.


8.   SHORT-TERM DEBT

At December 31, 1998, short-term debt consisted of the following:

8% note payable to an officer, unsecured, due on
demand.  Upon any default, the note becomes due
immediately at an interest rate of 18% per annum.        $  97,240

Note payable to an officer, unsecured, due on
demand, no interest.                                         1,350

Note payable to an individual, unsecured and
due on demand, no interest.                                 25,000
                                                         ---------
Total short-term debt                                    $ 123,590
                                                         =========

Interest expense for the years ended December 31, 1998 was $12,140.

                       SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                 AND SUBSIDIARIES
                                Formerly known as
                           SAFE AID PRODUCTS INCORPORATED
                           NOTES TO FINANCIAL STATEMENTS
                                 DECEMBER 31, 1998


9.  STOCK OPTION AND STOCK AWARDS

The Company has an Incentive Stock Plan 1998 for selected employees, officers, directors and key consultants to the Company and its subsidiaries. The number of shares and grant dates are determined at the discretion of a committee, consisting of not less than two members of the Board of Directors of the Company. A maximum of 60,000,000 shares of common stock may be issued under the plan, distributed as follows:

a) 30,000,000 shares of common stock under a non-qualified stock option with an expiration of ten (10) years from the date of the grant.
b) 15,000,000 shares of common stock under a restricted stock grant, subject to specified restrictions on transferability and vesting.
c) 15,000,000 shares of common stock under a stock awards plan. Stock awards may be made in lieu of cash compensation or as additional compensation.

The proposed maximum offering price per share is $0.0425. At December 31, 1998, there were no options, grants, or stock awards granted.


10. EMPLOYMENT AGREEMENTS

The Company entered into an employment agreement dated January 30, 1998 with Barbara Tolley, its president and CEO. The term of the agreement is for a period of two (2) years, commencing on February 9, 1998 and ending on February 9, 2000.

The Company agrees, in consideration of the services performed, to term of two years. The Company will pay to employee a monthly salary of $10,000, payable in all cash, or half cash/half stock, all stock, or partial accrual, at the option of the employee.

In the event the employee elects to exercise the employment option for one additional year, the Company will pay to the employee a monthly salary of $15,000 per month.

In the event the Company's Board of Directors terminates the employee at any time during the term of this employment, with or without cause, the Company will pay to the employee a termination severance payment of $300,000.

                       SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                 AND SUBSIDIARIES
                                Formerly known as
                           SAFE AID PRODUCTS INCORPORATED
                           NOTES TO FINANCIAL STATEMENTS
                                 DECEMBER 31, 1998


10. EMPLOYMENT AGREEMENTS (CONTINUED)

In addition to the annual salary, the employee shall receive a cash bonus on an annual basis throughout the term of employment, based on the Company's annual profits (pre tax) for the year. The bonus shall be calculated on a percentage of the net profits for the year as follows:

1)  A percentage of fifteen (15) percent for annual net profits up to $500,000
2) A percentage of ten (10) percent for annual net profits from $500,000 to $2,000,000.
3)  Profits over $2,000,000 are to be negotiated.

In addition, the agreement calls for the Company to provide additional employment benefits, which include automobile, insurance, telephone, dues and vacation.


11. OTHER TRANSACTIONS

On December 17, 1998, the Company's Board of Directors rescinded the acquisition of GMG Computer Consultant, Inc., doing business as Precision Imaging ("GMG"). GMG was originally acquired July 22, 1997 with the exchange of 14,000,000 shares of the Company for 100% of the issued and outstanding
common stock of GMC.   GMC returned 14,000,000 shares of SFAD stock.  The
financial statements do not include GMC.

The management of Safe Tech did not encumber the assets of GMG in any way or cause any UCC-1 financing statements to be reported on such assets.


12. MERGER

On February 9, 1998, INI merged with and into Safe Aid Products, Inc. The name of the combined foundation is Safe Technologies International, Inc. The combination was accounted for as a pooling of interest under which net assets of both foundations were combined at book value and neither entity recognized a gain or loss. The merger shall qualify as a transaction in securities exempt from registration or qualification under the Securities Act of 1933, as amended ("the Securities Act"), and under applicable state securities law, and the merger shall qualify as a tax-free reorganization under Section 386(a)(1)(A) of the Internal Revenue Code of 1986, as amended ("the code").

                       SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                 AND SUBSIDIARIES
                                Formerly known as
                           SAFE AID PRODUCTS INCORPORATED
                           NOTES TO FINANCIAL STATEMENTS
                                 DECEMBER 31, 1998



13. DEVELOPMENT STAGE COMPANY

Prior to December 31, 1997, the Company, Safe Aid Products Incorporated, was considered to be in the development stage. A summary of expenses during this period is as follows:

    Revenue                                             $  256,831

    Expenses
        Cost of sales                     $ 211,032
        General and administrative          955,865
        Research and development            594,618
        Selling expenses                     65,642
        Depreciation and amortization        29,443
        Loss - inventory obsolescence       124,919
                                           --------
                                                         1,981,519
                                                         ---------
                                                        (1,724,688)

    Other Income
        Interest income                                    120,676
                                                         ---------

    Net Loss                                           $(1,604,012)
                                                         ---------


14. SUBSEQUENT EVENTS

On January 29, 1999, the Company (SFAD) entered into an acquisition agreement with the stockholders of Internet Associates International, Inc. (IAI), a Nevada corporation.

It is the intention of both companies that all of the issued and outstanding stock of IAI shall be acquired by SFAD in exchange for the issuance to the IAI stockholders of SFAD common stock. This acquisition is intended to qualify as tax-free reorganization.

The IAI stockholders agree to sell and SFAD agrees to purchase, all of the issued and outstanding shares of stock of IAI for a purchase price equal to ten (10) times the net profits of IAI for the calendar year 1999.

The entire purchase price shall be paid by the issuance to the IAI stockholders of shares of common stock of SFAD.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During fiscal 1998, the Company did not have any changes in or disagreements with its accountants, Scott & Guilfoyle, an accounting firm based in Lake Success, New York. However, on March 4, 1999, the Company decided that it was in its best interest to retain an accounting firm that was based in South
Florida and dismissed Scott & Guilfoyle.   The Company's decision to change
accountants was based solely on the decision to have a local accounting firm and was not at all related to the quality of Scott & Guilfoyle's work or any disagreements with such firm. Effective as of March 4, 1999, the Company engaged Sewell and Company, P.A. ("Sewell") as its new independent accountants. Sewell has offices in Hollywood, Florida and Pembroke Pines, Florida. The Company reported its change in independent accountants in a Form 8-K it filed with the SEC on March 9, 1999.



PART III

Item 9.  Directors, Executive Officers and Significant Employees


The executive officers and directors of the Company during fiscal 1998 were as follows:

Name                    Age       Position Held with Registrant

Barbara L. Tolley        61       CEO and Chairman of the Board
Charles N. Martus        75       Director
Jack W. Tolley           75       Director
Robert L. Alexander      55       Director
Bradford L. Tolley       34       Secretary and Treasurer
Michael Bhathena         31       Vice President and Chief Information Officer

Barbara L. Tolley has served as Chief Executive Officer and Chairman of the
Company since February 9, 1998.   Ms. Tolley received her BA from Ohio State
University in 1959. In 1975, she founded Westchester Ltd., Inc., a privately held company specializing in international marketing and advertising in which she held the office of President until 1989. In 1990, Ms. Tolley founded one of the Internet companies, Property Intelligence International, Inc. (PII), an international consulting and online real estate business service currently on the Internet. Since 1996, Ms. Tolley has been one of the majority stockholders in Villas International Realty, Inc., an international holiday rental agency. Ms. Tolley is the wife of Jack W. Tolley and the mother of Bradford L. Tolley.

Charles N. Martus has served as a Director of the Company since February 9, 1999. Mr. Martus is a graduate of Dartmouth College, Hanover, New Hampshire in 1944, and attended Amos Tuck School. Mr. Martus was a principal in a gourmet food operation in Manhattan from 1946 until 1990. During the past five years, Mr. Martus has been retired.

Jack W. Tolley has served as a Director of the Company since February 9, 1999. Mr. Tolley is a graduate of Dartmouth College, Hanover, New Hampshire in 1947, and attended Cornell University in Ithaca, New York. Mr. Tolley founded J.W. Tolley & Associates in 1953, a national marketing and advertising agency and served as President until 1975. Mr. Tolley was a Director and consultant to Westchester Ltd., Inc. until 1982. Mr. Tolley has been pursuing a career as an artist and painter of Southwestern American art and as an author of several books on Florida and immigration for foreign nationals. Mr. Tolley is the husband of Barbara L. Tolley and the father of Bradford L. Tolley.

Robert L. Alexander has served as a Director of the Company since February 9, 1998. Mr. Alexander has been in management with Fortune 500 companies, and has had start up responsibility with privately held corporations during his career. Mr. Alexander was President of International Communications Systems
(ICS) from 1991 to 1993.  He was President of United Communications Systems
(USC) from 1993-1994, a telephone reseller company in select markets. Mr. Alexander founded his own company, Comstar International, Inc., with master distributor contracts with GE Capital Communications Services in 1994. He was recruited by Systems Communications, Inc. as CEO, responsible for operations of communications companies acquired and merged into the public company.
Since April 1997, Mr. Alexander has been President of International Teledata Corporation, responsible for its transition from a privately held company to a public company.

Bradford L. Tolley has been the Secretary and Treasurer of the Company since February 9, 1998. Mr. Tolley is a graduate of Phillips Academy in Andover, Massachusetts in 1982, and attended Rollins College in Winter Park, Florida. He was employed by Westchester Ltd., Inc., as an account executive from 1984 to 1989. From 1990-1992, Mr. Tolley was employed by Bilfinger & Berger's American subsidiary, Fru-Con Corporation, both subsidiaries of Dresdner Bank in Germany. From 1992-1995, Mr. Tolley was Vice President of PII, one of the Internet Companies. Mr. Tolley is currently President of Tolley Investments, Inc., a privately held company. Mr. Tolley is the son of Jack W. Tolley and Barbara L. Tolley.

Michael Bhathena has served as the Chief Information Officer of the Company since February 9, 1998. Mr. Bhathena holds a B.A. in Computing & Statistics and a masters degree in computing science, from the University of Kent in Great Britain. Mr. Bhathena served as an assistant trader and then in the finance department at the Hong Kong & Shanghai Banking Corporation's (HSBC) City of London Offices from 1986-1988. Mr. Bhathena served as a voice and data communications executive for the Infocheck Group, Ltd. from 1992-93, a pioneer in providing on-line credit information to British companies. Mr. Bhathena was employed and served as President of PII Ltd., United Kingdom, which is an affiliate of PII, one of the Internet Companies, from 1993-1995.

Item 10.  Executive Compensation

Summary Compensation Table

The following table sets forth the aggregate compensation paid to Barbara L. Tolley, the Company's Chief Executive Officer and Chairman (the "Named Executive Officer") by the Company. None of the other executive officers of the Company received compensation in excess of $100,000 during the fiscal years ended December 31, 1998, 1997 or 1996. Except as set forth in the table below, no bonuses or other compensation were paid during the fiscal year ended December 31, 1998.


                              Annual Compensation

  Name of Principal          Fiscal     Salary      Bonus      Other Annual
     Position                 Year                             Compensation

Barbara L. Tolley, Chief      1998          0(1)       0         $119,000(2)
Executive Office and
Chairman
                              1997          0(1)       0               --

                              1996         --         --               --


(1) Ms. Tolley joined the Company as its Chief Executive Officer on February 9, 1998. Under her employment agreement, Ms. Tolley was entitled to receive an annual salary of $120,000. However, due to the Company's financial condition Ms. Tolley elected not to receive her salary in fiscal 1997 and 1998.

(2) The Board of Directors granted Ms. Tolley an aggregate of 4,200,000 stock awards pursuant to the Company's 1998 Incentive Stock Plan. The date, number of stock awards and market price on the date of grant are as follows:
September 15 - 200,000 stock awards at $.017; September 29 - 500,000 at $.017; December 4 - 500,000 stock awards at $.02 and December 18 - 3,000,000 at $.03.

Options Granted to the Named Executive Officer During Fiscal 1998

The Company did not grant any options to the Named Executive Officer during the fiscal year ended December 31, 1998. However, as noted in the Summary Compensation Table, the Named Executive Officer has received stock awards, in lieu of compensation.

Aggregated Option Exercises and Fiscal Year-End Option Value Tables

As of December 31, 1998, Ms. Tolley did not own any options to purchase shares of the Company's common stock. However, as noted in the Summary Compensation Table, the Named Executive Officer has received stock awards, in lieu of compensation.


Employment Agreement

The Company entered into an employment agreement with Barbara Tolley, its Chief Executive Officer and Chairman, effective as of February 9, 1998. The term of the agreement is for two years, with an option exercisable by Ms. Tolley to extend the employment agreement for an additional year. Ms. Tolley's compensation is $120,000 per year for the initial two year term. At Ms. Tolley's option, this sum can be paid with half cash and half stock, all cash or on an accrual basis. Ms. Tolley is entitled to bonus compensation based on a percentage of the annual net pre-tax profits of Safe Aid. As an officer of Safe Aid, she will be entitled to participate in an overall group insurance plan providing health, life and disability insurance benefits for employees of Safe Aid. The employment agreement will also provide for the use of an automobile and/or a monthly automobile allowance, payment of club dues and other fringe benefits commensurate with her duties and responsibilities.

The employment agreement provide that Ms. Tolley is entitled to receive a $300,000 severance payment if she is terminated for any reason or if she chooses to terminate her employment. If Ms. Tolley dies during her term of employment, Ms. Tolley's estate or beneficiaries are entitled to receive the $300,000 severance payment. If the Company is sold, consolidated or merged, Ms. Tolley's employment agreement provides that the successor corporation shall be obligated to perform all of the Company's obligations under the employment agreement.

As disclosed in the Summary Compensation Table, Ms. Tolley did not receive her annual salary or any of the other benefits (1) to which she was entitled to under the employment agreement in fiscal 1997 and 1998. However, Ms. Tolley did receive stock awards.

(1) Ms. Tolley joined the Company as its Chief Executive Officer on February 9, 1998. Under her employment agreement, Ms. Tolley was entitled to receive an annual salary of $120,000. However, due to the Company's financial condition Ms. Tolley elected not to receive her salary in fiscal 1997 and 1998. However, Ms. Tolley did receive reimbursement for her monthly automobile and cellular telephone expenses.


Incentive Stock Plan

In April 1998, the Company adopted a stock option plan called the "Safe Technologies International, Inc. -1998 Incentive Stock Plan". (the "Incentive Stock Plan"). The Incentive Stock Plan is intended to provide incentives to, and awards for, certain eligible employees, officers, directors and consultants who have contributed and will continue to contribute to the success of the Company.

The Incentive Stock Plan provides for the granting of nonstatutory stock options, restricted stock grants and stock awards. The Company has reserved up to 60,000,000 shares of common stock under the Incentive Stock Plan, consisting of a maximum of 30,000,000 stock options, 15,000,000 restricted stock grants and 15,000,000 stock awards. The 1998 Stock Plan is administered
by the Compensation Committee of the Board of Directors. 	As of this date,
the Company has granted 6,325,000 stock awards to its officers and directors and has not made any stock option or restricted stock grants.

Director Compensation

Directors who are full-time employees of the Company received no additional compensation for services rendered as members of the Company's Board of Directors. Directors who are not full-time employees of the Company also do not receive any compensation for services rendered as members of the Company's Board of Directors. However, three directors who provided consulting services to the Company outside of the scope of their duties as directors received stock awards. The Company awarded stock awards to these directors on December 31, 1998 and the trading price of the Company's common stock was $.11 on such date. The names of the directors and the amount of
stock awards received are as follows: Robert Alexander-   stock awards,
Charles Martus -  stock awards and Jack Tolley -   stock awards.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the number of shares of the Company's Common Stock that will be beneficially owned by (i) each executive officer of the Company, (ii) each director of the Company and
(iii) each shareholder of the Company who owns more than 5% of the Company's Common Stock as of January 31, 1999. An asterisk indicates beneficial ownership of less than 1% of the outstanding Safe Aid Common Stock after the Merger. Except as otherwise indicated, each of the shareholders listed below has voting and investment power over the shares beneficial owned and the address of each beneficial owner is c/o the Company, 249 Peruvian Avenue, Palm Beach, Florida 33480. As of March 1, 1999, there were issued and outstanding 705,477,200 shares of the Company's common stock.


      Name of                 Amount and Nature            Percent of Class
Beneficial Owner                                       of Beneficial Ownership

Barbara L. Tolley(1)             268,295,651                    38.0
Chairman and Chief
  Executive Officer

Ruth Deutsch(2)                  253,846,535                    36.0
Shareholder

Franklin Frank(3)                253,846,535                    36.0
Shareholder

Jack W. Tolley(4)                268,295,651                    38.0
Director

Charles N. Martus                    200,000                       *
Director

Robert L. Alexander                  225,000                       *
Director

All Officers and Directors       555,567,186                    78.8
as a group. (5)


(1) Includes 259,445,651 shares hold by the Lang Family Trust. Ms. Tolley is the settler and trustee of the trust. Also includes 8,000,000 shares held by her husband, Johns W. Tolley; however, Ms. Tolley disclaims any beneficial interest in the shares owned by her husband.

(2) Includes 34,000,000 shares held by LVDB, Inc., a corporation controlled by Franklin Frank, Ms. Deutsch's husband. Ms. Deutsch disclaims any beneficial interest in the shares held by her husband.

(3) Includes 34,000,000 shares held by LVDB, Inc., a corporation controlled by Mr. Frank. Includes 182,315,649 shares held by Ruth Deutsch, Mr. Frank's wife. Mr. Frank disclaims any beneficial interest in the shares held by his wife.

(4) Includes 259,445,651 shares beneficially owned by Barbara Tolley, Mr. Tolleys wife, through the Lang Family Trust. Mr. Tolley disclaims any beneficial interest in the shares owned by his wife.

(5) The 267,445,651 shares of common stock owned by Barbara L. Tolley and Jack
W. Tolley referred to in footnotes 1 and 4 and the 216,315,649 shares of common stock owned by Ruth Deutsch and Franklin Frank referred to in footnotes 2 and 3 are counted only once to avoid a misleading total.


Item 12.  Certain Relationships and Related Transactions

On January 10, 1998, INI, the pre-merger name of the Company, acquired select assets for INI stock. INI acquired the following assets: Internet copyrights, trademarks, employment contracts, an AT&T WorldNet contract, Internet software copyrights, web sites and trade names.

Other than the foregoing during fiscal 1998 and 1997, there were not any transactions.

During fiscal 1998 and 1997, there were not any transactions or series of similar transactions to which the Company was or is a party in which the amount involved exceeds $60,000 and in which any current director, executive officer or holder of more than 5% of any class of the Company's voting securities, or members of such persons' immediate family had or will have a direct or indirect material interest.


Item 13.  Exhibits and Reports on Form 8-K

(a)  Exhibit Index

2.1 Merger Agreement dated August 29, 1997 between Safe Aid Products Incorporated, Inc. and Intelligence Network International, Inc. (filed as an Exhibit to the Company's definitive proxy statement filed December 31, 1997 and incorporated herein by this reference)

2.2 Extension Agreement dated between Safe Aid Products Incorporated, Inc. and Intelligence Network International, Inc. (filed herewith electronically)

2.3 Acquisition Agreement dated February 5, 1998 by and between the Company and Randi Swatt, John Reinbergs and David Fox, as the sole shareholders of Internet Associates International, Inc (filed herewith electronically)


2.4 Reversion Agreement, dated as of December 17, 1998, by and among the Company, GMG, Gary Bart, Gail Bart and Dean Constantine (filed as Exhibit 2.1 to the Company's Form 8-K dated December 31, 1998 and incorporated herein by this reference)

3.1 Certificate of Incorporation and Amendment to the Company's Certificate of Incorporation (filed as an Exhibit to the Company's Registration Statement on Form S-18 filed February 18, 1988 and incorporated herein by this reference)

3.2 Amendment to the Company's Certificate of Incorporation filed with the Delaware Secretary of State on February 6 1998 (filed as an Exhibit to the Company's definitive proxy statement filed December 31, 1997 and incorporated herein by this reference).

3.3  Bylaws (filed as an Exhibit to Company's registration statement on Form
S-18 	filed February 18, 1988).

4.1 Amended Form of Underwriters' Unit Purchase Warrant (filed as an Exhibit to the Amendment No. 2 to the Company's Registration Statement on Form S-18 filed April 11, 1988 and incorporated herein by this reference)

4.2 Amended Form of Class A and Class B Common Stock Purchase Warrant (filed as an Exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-18 filed April 11, 1988 and incorporated herein by this reference)

4.3 Amended Form of Warrant Agreement (filed as an Exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-18 filed on April 11, 1988 and incorporated herein by this reference)

4.4 Specimen Stock Certificate (filed as an Exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-18 filed on April 11, 1988 and incorporated herein by this reference)

10.1 Employment Agreement dated February 9, 1997 between the Company and Ms. Tolley (filed herewith electronically)

10.2 Employment Agreement dated February 5, 1998 between the Company and Randi Swatt (filed herewith electronically)

10.3 Employment Agreement dated February 5, 1998 between the Company and John Reinsberg (filed herewith electronically).

10.4 Mutual General Release Agreement dated December 17, 1998 by and among GMG, Gary Bart, Gail Bart, Dean Constantine and the Company (filed as Exhibit
2.2 to 	the Company's Form 8-K dated December 31, 1998 and incorporated herein by this reference).

10.5Safe Technologies International, Inc. - 1998 Stock Incentive Plan (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998 and incorporated herein by this reference)

16.1 Letter on Change in Certifying Accountant (filed as Exhibit 99.1 to the Company's Report on Form 8-K dated March 9, 1999 and incorporated herein by this reference)

21.1 Subsidiaries of the Company (filed herewith electronically)

23.1 Consent of Sewell and Company, P.A. (filed herewith electronically)

27.1 Financial Data Schedules (filed herewith electronically)


(b)  Reports on Form 8-K

The Company filed five reports on Form 8-K during the fourth quarter ended
	 December 31, 1998.

(i) The Company filed a report on Form 8-K dated October 6, 1999 which reported information under Item 5 - Other Events.

(ii) The Company filed a report on Form 8-K dated November 24, 1998 which reported information under Item 5 - Other Events.

(iii) The Company filed a report on Form 8-K dated December 9, 1998 which reported information under Item 5 - Other Events.

(iv) The Company filed a report on Form 8-K dated December 16, 1998 which reported information under Item 5 - Other Events.

(v) The Company filed a report on Form 8-K dated December 31, 1998 which reported information under Item 2 - Acquisition or Disposition of Assets.

SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SAFE TECHNOLOGIES INTERNATIONAL, INC.



Date: March 30, 1999                 By:  /s/ Barbara L. Tolley
                                          ------------------------------------
                                          Barbara L. Tolley
                                          Chief Executive Officer and Chairman

In accordance with the Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: March 30, 1999                 By:  /s/ Barbara L. Tolley
                                          ------------------------------------
                                          Barbara L. Tolley
                                          Chief Executive Officer and Chairman

Date: March 30, 1999                 By:  /s/ Bradford Tolley
                                          ------------------------------------
                                          Bradford Tolley
                                          Chief Financial Officer