Form 10QSB
period 1999-03-31
SAFE TECHNOLOGIES INTERNATIONAL INC
filed 1999-05-17
CIK 829117

==========================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10QSB


                Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1999


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

     Common Stock, $0.00001 Par Value - 723,489,700 shares as of
May 10, 1999.

INDEX
-----

                                                                      Page
                                                                      ----
PART I   FINANCIAL INFORMATION


  Item 1.  Financial Statements

           Consolidated Balance Sheets -
           March 31, 1999 (Unaudited) and December 31, 1998.............3

           Consolidated Statements of Operations (Unaudited) -
           Three Months Ended March 31, 1999 and March 31, 1998.........4

           Consolidated Statements of Cash Flows (Unaudited) -
           Three Months Ended March 31, 1999 and March 31, 1998.........5

           Notes to Unaudited Consolidated Financial Statements.........6


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................13


PART II  OTHER INFORMATION

  Item 1.  Legal Proceedings...........................................18

  Item 2.  Changes in Securities.......................................18

  Item 3.  Defaults Upon Senior Securities.............................18

  Item 4.  Submission of Matters to a Vote of Security Holders.........18

  Item 5.  Other Information...........................................18

  Item 6.  Exhibits and Reports on Form 8-K............................18


  Signature............................................................20

PART 1 - FINANCIAL STATEMENT PRESENTATION

                           SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
                                   CONSOLIDATED BALANCE SHEETS

                                                                                 March 31,         December 31,
                                                                                   1999                 1998
                                                                               (UNAUDITED)
                                                          ASSETS
        CURRENT ASSETS
            Cash                                                           $       31,476        $      66,473
            Accounts receivable - principally trade                                68,795                  500
            Inventory                                                                   0                    0
            Loans receivable                                                            0                    0
            Notes receivable, stockholders                                              0                    0
            Prepaid expenses                                                            0                    0
                                                                           --------------        -------------
                    TOTAL CURRENT ASSETS                                          100,271               66,973

        MACHINERY AND EQUIPMENT
               Net of accumulated depreciation                                    180,561                4,233
                                                                           --------------        -------------
                    TOTAL MACHINERY AND EQUIPMENT                                 180,561                4,233

        INTANGIBLE ASSETS
               Net of accumulated amortization                                    333,667              324,968
                                                                           --------------        -------------
                    TOTAL INTANGIBLE ASSETS                                       333,667              324,968

        OTHER ASSETS                                                               37,500               37,500
                                                                           --------------        -------------
                    TOTAL ASSETS                                           $      651,999       $      433,674
                                                                            =============        =============


                                          LIABILITIES AND STOCKHOLDERS' EQUITY

        CURRENT LIABILITIES
            Equipment lease                                                  $      3,433       $            0
            Payroll taxes                                                          12,484                    0
            Accounts payable, trade                                                75,467               57,776
            Accrued expenses                                                       67,452               37,452
            Accrued income taxes                                                    5,550                    0
            Loan payable stockholders                                             126,527              123,590
                                                                           --------------        -------------
                    TOTAL CURRENT LIABILITIES                                     290,913              218,818

        STOCKHOLDERS' EQUITY
            Common stock $.00001 par value
              999,999,000 shares authorized; 723,489,700 issued and outstanding    32,736                7,125
            Capital subscribed                                                     40,000               40,000
             Less: subscription receivables                                                             (1,000)
            Additional paid in capital                                          2,745,000            2,591,531
            Retained earnings (deficit)                                        (2,457,204)          (2,422,800)
                                                                           --------------         ------------
                    TOTAL STOCKHOLDERS' EQUITY                                    361,086              214,856
                                                                           --------------         ------------

                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $      651,999        $     433,674
                                                                            =============         ============


                           SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
                              CONSOLIDATED STATEMENT OF OPERATIONS
                                          (UNAUDITED)

                                                                       For Three                 For Three
                                                                      Months Ended              Months Ended
                                                                        March 31,                 March 31
                                                                          1999                      1998

REVENUES                                                           $     226,337            $     346,721

COST OF REVENUE                                                    $       9,890            $     210,901
                                                                    ------------             ------------
GROSS PROFIT                                                       $     216,447            $     135,820


EXPENSES
         Promotion                                                        10,604                    9,579
         Bank charges                                                      2,022                    2,326
         Interest                                                              0                      408
         Depreciation                                                          0                  155,157
         Equipment lease                                                     615                    9,462
         Insurance                                                             0                    5,998
         Office expenses                                                  31,087                   41,656
         Officers' salary                                                 51,780                   54,608
         Wages                                                            55,492                    4,680
         Payroll taxes                                                     5,076                    1,695
         Commissions paid                                                  3,267                    1,665
         Subcontract labor                                                18,346                   13,305
         Legal & professional fees                                        42,811                   64,772
         Travel                                                            4,762                    5,904
         Taxes/other                                                       8,920                        0
         Internet access                                                   3,506                        0
         Merger Expense                                                        0                  122.774
                                                                    ------------             ------------
                 TOTAL EXPENSES                                    $     237,659            $     493,989
                                                                    ------------             ------------

OTHER INCOME
         Interest on Deposit                                                 110                    1,037

Income Before Income Taxes                                            (   21,101)               ( 357,132)


Provision For Income Taxes                                                     0                        0

NET LOSS                                                           $  (   21,101)           $   ( 357,132)


LOSS PER SHARE:
         Net loss per share                                                  NIL                      NIL

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                           715,156,365

                           SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                          (UNAUDITED)

                                                                    For Three                   For Three
                                                                   Months Ended                Months Ended
                                                                     March 31,                   March 31
                                                                       1999                        1998

CASH FLOWS FROM OPERATING ACTIVITIES
         Net (loss)                                               $(   22,124)                 $( 357,132)
         Adjustments to reconcile net loss to net cash
         used in operating  activities:
           Depreciation and amortization                                                          155,157
         Changes in account balances:
            Accounts receivable                                    (   67,295)                  (  36,683)
            Loans/notes receivable                                      6,955                           0
            Inventory                                                       0                       4,058
            Deposits                                                        0                     214,802
            Accounts payable                                            8,797                      26,633
            Accrued expenses                                           30,000                         662
            Payroll taxes payable                                      12,484                       1,170
            Federal/State taxes payable                                 5,550                           4
                                                                    ---------                   ---------
              TOTAL ADJUSTMENTS                                        (3,509)                    365,803
                                                                    ---------                   ---------

   NET CASH USED BY OPERATING ACTIVITIES                              (25,633)                      8,671
                                                                    ---------                   ---------

CASH FLOWS FROM INVESTING ACTIVITIES

          Purchase of Property and Equipment                         (176,327)                          0
                                                                    ---------                   ---------
   NET CASH USED BY INVESTING ACTIVITIES                             (176,327)                          0
                                                                    ---------                   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
         Equipment lease                                               (  390)                          0
         Paid in Capital                                              141,333                           0
         Payment on line of credit - bank                                   0                       ( 280)
         Issuance of stock                                             25,000                     122,774
                                                                    ---------                   ---------
   NET CASH (USED) BY FINANCING ACTIVITIES                            166,333                     122,594


INCREASE (DECREASE) IN CASH                                           140,700                     131,165

BEGINNING CASH BALANCE                                                 66,471                      56,742
                                                                    ---------                   ---------
ENDING CASH BALANCE                                                $  207,171                  $  187,907
                                                                    =========                   =========


SUPPLEMENTAL DISCLOSURES
         Cash paid during the period for interest                  $        0                         408

                   SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
                                 AND SUBSIDIARIES
                                Formerly known as
                           SAFE AID PRODUCTS INCORPORATED
                           NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999


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

Basis of Consolidation:
The consolidated financial statements include the accounts of Safe Technologies International Inc. and its subsidiaries, IAI, ICI and TMC. All material intercompany transactions and balances have been eliminated in the consolidated financial statements.

Wholly Owned Subsidiaries:
On June 16, 1997, Intelligence Network International, Inc. (INI) entered into an agreement to acquire Total Micro Computers, Inc. (TMC) in Tampa, Florida in exchange for 100% of the issued and outstanding common stock. TMC was to have received 1,062,500 shares of the company which was valued at $.40 per share or
$425,000.   Acquired assets were accounted as a purchase, and are being carried on the balance sheet. After a theft loss incurred by TMC, the former stockholders abandoned the business in June 1998. The Company intends to resume business in 1999.

On May 21, 1998, Internet Commerce, Inc. (ICI) was incorporated under the laws of the state of Florida. ICI was formed by the Company to engage in the business of Internet services and products, and to develop the copyrights and trademarks acquired by the Company.


On February 5, 1999, The Company entered into an agreement to acquire Internet Associates International, Inc., (IAI) in Boca Raton, Florida in exchange for 100% of the issued and outstanding common stock. IAI former shareholders will receive the Company common stock on February 5, 2000, at a formula of 10 times the net profit which IAI can produce within the year 1999.

                   SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
                                 AND SUBSIDIARIES
                                Formerly known as
                           SAFE AID PRODUCTS INCORPORATED
                           NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999


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

Revenue Recognition:
Revenues of Safe Tech, ICI, IAI, and TMC are recognized at the time the services are rendered to customers. Services are rendered when the Company's representatives receive the customer's requests and completes the customer's orders.

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

Amortization:
Amortization of trademarks and copyrights, and goodwill is determined utilizing the straight-line method based generally on the estimated useful lives of the intangibles as follows:

       Trademarks and copyrights             15 years
       Goodwill                              15 years

                   SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
                                 AND SUBSIDIARIES
                                Formerly known as
                           SAFE AID PRODUCTS INCORPORATED
                           NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999


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

                   SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
                                 AND SUBSIDIARIES
                                Formerly known as
                           SAFE AID PRODUCTS INCORPORATED
                           NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999


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

                   SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
                                 AND SUBSIDIARIES
                                Formerly known as
                           SAFE AID PRODUCTS INCORPORATED
                           NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999


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

On February 2, 1999, 14,000,000 shares were cancelled and returned to the Company Transfer Agent representing the unraveling of the GMG acquisition, thereby reducing the company's issued stock by 14,000,000.


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

                   SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
                                 AND SUBSIDIARIES
                                Formerly known as
                           SAFE AID PRODUCTS INCORPORATED
                           NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999



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

                   SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
                                 AND SUBSIDIARIES
                                Formerly known as
                           SAFE AID PRODUCTS INCORPORATED
                           NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999


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


8.   SHORT-TERM DEBT

At March 31, 1999, short-term debt consisted of the following:

8% note payable to an officer, unsecured, due on
demand.  Upon any default, the note becomes due
immediately at an interest rate of 18% per annum.        $  96,178
Note payable to an officer, unsecured, due on
demand, no interest.                                         1,350

Note payable to an individual, unsecured and
due on demand, no interest.                                 25,000
                                                         ---------
Total short-term debt                                    $ 122,528
                                                         =========

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Safe Technologies International, Inc., formerly known as Safe Aid Products, Inc., (the 'Company'), concentrated on developing its Internet and E Commerce focus business during the first quarter.

A significant Internet acquisition was closed on February 5, 1999 with Internet Associates International, Inc., (IAI) based in Boca Raton, Florida. IAI is an Internet marketing and web site development firm involved in the development, marketing, and hosting of web sites, as well as the training of web developers. Current IAI Customer Base is over 3000 web development/hosting customers. The terms of the acquisition were based on an incentive plan for the IAI principals to produce Net Profits and to send a minimum monthly payment of Seventy Five Percent of IAI's monthly net profit, upstream to the Company. Pending the 1999 year end final total of IAI's Net Profit and the total Monthly Payments forwarded to the Company throughout the Year 1999, a formula of Ten times that Net Profit shall be paid to IAI's former shareholders in the form of SFAD 144 Restricted Common Stock. This would be basis for the calculation of the purchase price for the IAI acquisition. Any stock issued under this agreement is subject to a lock-up agreement significantly limiting the amount of stock that can be sold in a quarter.

The IAI staff currently consists of 19 people. Two of IAI's former shareholders have entered into three year Employment Agreements with the Company, as President and Vice President, respectively.

Internet Commerce, Inc., the Company's existing E-Commerce subsidiary moved forward throughout the first quarter in updating the design and copyrights for its mall for the rich and famous, InCybermall.com. The purpose of the reconstruction of the web site was to introduce an E-Commerce technology and concentration into the web site which had been created and copyrighted in 1995 with a focus, popular at that time, of only information and content. With the Company's increasing interest in E Commerce, a complete revision was necessary. Two new features that were developed, ' The Famous Shopping Streets of the World' (Trademark and Copyright Pending) and 'Cybermalls Castle' (Trademark and Copyright Pending).

Several significant alliances were formed with InCybermall.com, during the first quarter, obtaining distribution rights for luxury products for sale on the InCyberMall.com web site with, Amazon.com, Fran Murphy Interiors, Inc., J.C. Harris & Co, and the Frozen Pelican Gallery.

The Company intends to continue to build and add additional Internet and E-Commerce elements, either through internal development or horizontal acquisition (ever evolving toward its E Corporation stated goals, prior to Y2K).

In reassessing an open issue from fiscal 1998, the Company is evaluating the merits of pursuing a claim against the former officers of TMC for breach of their fiduciary duties to TMC. On September 5, 1997, a significant amount of TMC's computer products and parts inventory were stolen from TMC's inventory room in Tampa, Florida. Although TMC was insured by State Farm Insurance Company, State Farm denied TMC's claim for coverage. It was State Farm's opinion that the burglary was an inside job.

Regarding the Company's progress regarding the Nasal Aspirin Patent No. 4,885,287 for which the territory of the Pacific Rim had been Licensed to the Chinese Company, Hangzhou Jiuyuan Gene Engineering Co., the Company reports that Hangzhou Jiuyuan is not moving forward as expeditiously as previously anticipated. Hangzhou Jiuyuan has yet to move forward to actual production of the patent, and have not provided the Company with their Financial Projections, as to potential Revenues, which the Company has requested several times. The Company has, however, learned recently that some limited studies of human testing of the nasal aspirin application had been performed in the late 1980's, at an American University. This research had not been made available to the current Management at the time of the former SFAD Management's resignation, and is a significant revelation. The Company plans to pursue possession of this research and seek US partners to try to develop this patent.

Results of Operations

Revenues were $226,337 for the first quarter of 1999 and were $346,721 for the first quarter of 1998, representing an decrease of 35%.

Approximately, $225,287 or 99% of these revenues were from IAI, and $1,050 or 1% of these revenues were from ICI.

Revenues during the first quarter of 1999 were slightly lower than the first quarter of 1998, due to changes in the Company's subsidiaries and revenue recognition policies.

Revenues for TMC were prominent in the first quarter of 1998, and were non existent in the first quarter of 1999 emanating from TMC's former shareholders and TMC's Officers abandoning TMC's business operation.

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


Cost of revenues were $9,890 for the first quarter of 1999 and were $210,901 for the first quarter of 1998, representing an decrease of 95%. The decreased is based on the differences between the TMC operation which had significant costs in assembling computer systems and IAI which is primarily a service business with limited fixed costs expenses for their type of business operation.


Selling, general and administrative expenses were $237,659 for the first quarter of 1999 compared to $493,989 for the first quarter of 1998, representing more than an 51% decrease. This decrease is attributable to the stabilization of the Company's operation and lower non-reoccurring expenses such as those relating to the merger.

As a result of the foregoing, the Company's operating loss for the first quarter of 1999 was $21,101 compared to $357,132 for the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, the Company had working capital deficit of $153,142 compared with a working capital deficit of $151,845 on December 31, 1998.

Net cash used in operating activities was $25,633 during the first quarter of 1999 compared to $8,671 for the first quarter of 1998. The Company used $176,327 in investing activities in the first quarter of 1999 and $0 in the first quarter of 1998. Net cash provided in financing activities was $166,333 during the first quarter of 1999 compared with $122,594 in the first quarter of 1998. As of March 31, 1999, the Company did not have any material commitments for capital expenditures.

Management is in continual process of securing additional small lots of capital. The Company believes that it has adequate resources for operations until major funding is secured.


YEAR 2000 READINESS

The Company has completed an assessment of whether its systems and those of third parties which could have a material impact on its business will function properly with respect to dates in 2000 and thereafter. The Company has determined that none of its systems require modification. The Company believes the only third parties that could have a material impact on its business are the major financial institutions that process its collections of accounts receivables and monthly dues by the electronic payment methods. The Company believes these financial institutions are currently working on modifications to their internal systems to insure these systems will function properly with respect to dates in 2000 and thereafter and expects these modifications will be completed in 1999. The Company does not anticipate that noncompliance, if any, with Year 2000 of any non-information technology systems, such as embedded micro controllers, will materially or adversely affect its business. The Company is currently undertaking an analysis of worst-case scenarios and developing contingency plans to deal with these scenarios.

CAUTIONARY STATEMENTS

Forward-looking statements in this Form 10-QSB including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The following factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements: the Company's ability to successfully
(i) develop and profitable grow its InCyberMall web site, including entering into agreements with merchants to sell upmarket products in the CyberMall Caste Store, (ii) to develop IAI's Internet web design, hosting and marketing business, (iii) identify and finalize acquisition agreements with select Internet companies and/or enter into partnership agreements with established companies in high technology deals, and (v) raise additional capital to finance its operations in the next fiscal year. Additional factors, include, but are not limited to the following: the size and growth of the market for the Company's products, competition, pricing pressures, market acceptance of the Company's products and services, the effect of economic conditions, the availability of management, risks in product development and other risks identified in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 and the Company's other SEC filings.

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

          None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibit 27

               Financial Data Schedule (filed herewith electronically)


          (b)  Reports on Form 8-K

               The Company filed ten reports on Form 8-K and two reports on form 8-K/A during the three months ended March 31,1999.

               (i) The Company filed a report on Form 8-K dated January 6, 1999 which reported information under Item 5 - Other Information.

               (ii) The Company filed a report on Form 8-K/A dated January 6, 1999 which reported information under Item 5 - Other Information.

               (iii) The Company filed a report on Form 8-K dated January 12, 1999 which reported information under Item 5 - Other Information.

               (iv) The Company filed a report on Form 8-K dated January 21, 1999 which reported information under Item 5 - Other Information.

               (v) The Company filed a report on Form 8-K dated February 2, 1999 which reported information under Item 5 - Other Information.

               (vi) The Company filed a report on Form 8-K dated February 8, 1999 which reported information under Item 5 - Other Information.

               (vii) The Company filed a report on Form 8-K dated February 23, 1999 which reported information under Item 5 - Other Information.

               (viii) The Company filed a report on Form 8-K dated March 9,
                      1999 which reported information under Item 5 - Other Information.

               (ix) The Company filed a report on Form 8-K dated March 11, 1999 which reported information under Item 5 - Other Information.

               (x) The Company filed a report on Form 8-K dated March 26, 1999 which reported information under Item 5 - Other Information.

               (xi) The Company filed a report on Form 8-K dated March 31, 1999 which reported information under Item 5 - Other Information.

               (xii) The Company filed a report on Form 8-K/A dated March 31, 1999 which reported information under Item 5 - Other Information.

                 Safe Technologies International, Inc.

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Safe Technologies International, Inc., Registrant


Date: May 14, 1999                  By: /s/Barbara Tolley
------------------                  ---------------------
Date                                      President