Form 10QSB
period 1999-06-30
SAFE TECHNOLOGIES INTERNATIONAL INC
filed 1999-08-13
CIK 829117

==========================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10QSB


                Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1999



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

     Common Stock, $0.00001 Par Value - 706,277,200 shares as of
August 11, 1999.

INDEX
-----

                                                                       Page
                                                                       ----
PART I   FINANCIAL INFORMATION


  Item 1.  Financial Statements

           Consolidated Balance Sheets -
           June 30, 1999 (Unaudited) and December 30, 1998...............3

           Consolidated Statements of Operations (Unaudited) -
           Three Months Ended June 30, 1999 and June 30,1998.............4

           Consolidated Statements of Operations (Unaudited) -
           Six Months Ended June 30, 1999 and June 30,1998...............5

           Consolidated Statements of Cash Flows (Unaudited) -
           Three Months Ended June 30, 1999 and June 30,1998.............6

           Consolidated Statements of Cash Flows (Unaudited) -
           Six Months Ended June 30, 1999 and June 30,1998...............7

           Notes to Unaudited Consolidated Financial Statements..........8


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................14


PART II  OTHER INFORMATION

  Item 1.  Legal Proceedings............................................17

  Item 2.  Changes in Securities........................................17

  Item 3.  Defaults Upon Senior Securities..............................17

  Item 4.  Submission of Matters to a Vote of Security Holders..........17

  Item 5.  Other Information............................................17

  Item 6.  Exhibits and Reports on Form 8-K.............................17


  Signature.............................................................18

PART 1 - FINANCIAL STATEMENT PRESENTATION


                           SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
                                   CONSOLIDATED BALANCE SHEETS


                                                                         June 30,           December 31,
                                                                           1999                 1998
                                                                       (UNAUDITED)
                                                          ASSETS
        CURRENT ASSETS
            Cash                                                   $       29,018        $      66,473
            Accounts receivable - principally trade                        74,221                  500
            Inventory                                                           0                    0
            Loans receivable                                                4,000                    0
            Notes receivable, stockholders                                      0                    0
            Prepaid expenses                                                    0                    0
            Management Agreements, net                                     37,500               37,500
                                                                   --------------        -------------
                    TOTAL CURRENT ASSETS                                  144,739              104,473

        MACHINERY AND EQUIPMENT
               Net of accumulated depreciation                            180,561                4,233
                                                                   --------------        -------------
                    TOTAL MACHINERY AND EQUIPMENT                         180,561                4,233

        INTANGIBLE ASSETS
               Net of accumulated amortization                            333,667              324,968
                                                                   --------------        -------------
                    TOTAL INTANGIBLE ASSETS                               333,667              324,968


                                                                    -------------        -------------
                    TOTAL ASSETS                                   $      658,967       $      433,674
                                                                    =============        =============


                                          LIABILITIES AND STOCKHOLDERS' EQUITY

        CURRENT LIABILITIES
            Equipment lease                                          $      3,177       $            0
            Payroll taxes                                                  15,615                    0
            Accounts payable, trade                                       102,266               57,776
            Accrued expenses                                              129,452               37,452
            Accrued income taxes                                                0                    0
            Notes payable, related party                                    6,000                    0
            Shareholder loans                                             119,027              123,590
                                                                   --------------        -------------
                    TOTAL CURRENT LIABILITIES                             375,538              218,818

        STOCKHOLDERS' EQUITY
            Common stock $.00001 par value999,000,000 shares
               authorized; 706,277,200 issued and outstanding              32,740                7,125
            Capital subscribed                                             40,000               40,000
              less: subscription receivables                                                    (1,000)
            Additional paid in capital                                  2,783,932            2,591,531
            Retained earnings (deficit)                                (2,573,243)          (2,422,800)
                                                                   --------------         ------------
                    TOTAL STOCKHOLDERS' EQUITY                            283,429              214,856
                                                                   --------------         ------------

                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $      658,967        $     433,674
                                                                    =============         ============

                           SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
                              CONSOLIDATED STATEMENT OF OPERATIONS
                                          (UNAUDITED)

                                                               For Three                 For Three
                                                              Months Ended              Months Ended
                                                                June 30,                  June 30,
                                                                  1999                     1998

REVENUES                                                   $     115,407            $     203,096

COST OF REVENUE                                            $      10,100            $      96,626
                                                            ------------             ------------
GROSS PROFIT                                               $     105,307            $     106,470


EXPENSES
         Promotion                                                 3,331                   10,239
         Bank charges                                                752                    1,695
         Interest                                                      0                    1,082
         Depreciation                                                  0                  143,927
         Equipment lease                                           5,350                    9,012
         Insurance                                                 4,879                    4,771
         Office expenses                                          34,563                   30,191
         Officers' salary                                         52,000                   33,638
         Wages                                                    48,038                   10,837
         Payroll taxes                                             5,396                    3,514
         Commissions paid                                            208                      925
         Subcontract labor                                         4,500                    1,540
         Legal & professional fees                                14,800                   78,015
         Travel                                                   19,115                    5,225
         Internet access                                          13,060                        0
                                                            ------------             ------------
                 TOTAL EXPENSES                            $     205,993            $     334,611
                                                            ------------             ------------

OTHER INCOME
         Interest on Deposit                                          56                    1,432


Income Before Income Taxes                                    (  100,630)               ( 226,709)


Provision For Income Taxes                                             0                        0

NET LOSS                                                  $   (  100,630)           $   ( 226,709)


LOSS PER SHARE:
         Net loss per share                                          NIL                      NIL

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                   705,877,200              705,477,200



                           SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
                              CONSOLIDATED STATEMENT OF OPERATIONS
                                          (UNAUDITED)

                                                               For Six                   For Six
                                                            Months Ended              Months Ended
                                                               June 30,                  June 30,
                                                                1999                      1998

REVENUES                                                   $     341,744            $     549,817

COST OF REVENUE                                            $      19,990            $     307,499
                                                            ------------             ------------
GROSS PROFIT                                               $     321,754            $     242,318


EXPENSES
         Promotion                                                13,996                   19,788
         Bank charges                                              2,807                    4,021
         Interest                                                      0                    1,489
         Depreciation                                                  0                  299,879
         Equipment lease                                           5,965                   18,504
         Insurance                                                 4,879                   10,770
         Office expenses                                          79,179                   73,389
         Officers' salary                                        155,492                   88,246
         Wages                                                    48,038                   15,517
         Payroll taxes                                            10,472                    5,209
         Commissions paid                                          3,267                    2,590
         Subcontract labor                                        21,054                   14,845
         Legal & professional fees                                59,926                  142,937
         Travel                                                   29,156                   11,129
         Merger Expense                                                0                  122,774
         Taxes, other                                              5,550                        0
         Internet access                                          19,310                        0
                                                            ------------             ------------
                 TOTAL EXPENSES                            $     459,092            $     831,087
                                                            ------------             ------------

OTHER INCOME
         Interest on Deposit                                         166                    2,469


Income Before Income Taxes                                     ( 137,172)               ( 586,300)


Provision For Income Taxes                                             0                        0

NET LOSS                                                   $   ( 137,172)           $   ( 586,300)


LOSS PER SHARE:
         Net loss per share                                          NIL                      NIL

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                   705,677,200              705,477,200



                           SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                          (UNAUDITED)


                                                             For Three                   For Three
                                                            Months Ended                Months Ended
                                                              June 30,                    June 30,
                                                                1999                        1998

CASH FLOWS FROM OPERATING ACTIVITIES
         Net (loss)                                       $ ( 100,630)                 $( 226,709)
         Adjustments to reconcile net loss to net cash
         used in operating  activities:
           Depreciation and amortization                            0                     143,927
         Changes in account balances:
            Accounts receivable                                (5,426)                     20,911
            Loans/Notes receivable                             (5,500)                          0
            Inventory                                               0                       1,367
            Deposits                                                0                           0
            Accounts payable                                    9,391                       3,744
            Accrued expenses                                   64,000                           0
            Payroll taxes payable                              (2,419)                     (2,066)
            Sales taxes payable                                     0                          (4)
                                                            ---------                   ---------
              TOTAL ADJUSTMENTS                                60,047                     167,879
                                                            ---------                   ---------

   NET CASH USED BY OPERATING ACTIVITIES                      (40,583)                    (58,830)
                                                            ---------                   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
         Additions to property and equipment                        0                      (9,024)
         Note receivable from stockholders                          0                      (1,471)
                                                            ---------                   ---------
   NET CASH USED BY INVESTING ACTIVITIES                            0                     (10,495)
                                                            ---------                   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
         Payment on line of credit - bank                           0                         294
         Equipment lease                                         (257)                          0
         Paid in capital                                       38,382                           0
                                                            ---------                   ---------
   NET CASH (USED) BY FINANCING ACTIVITIES                     38,125                         294


INCREASE (DECREASE) IN CASH                                   ( 2,458)                    (69,031)

BEGINNING CASH BALANCE                                         31,476                     188,106
                                                            ---------                   ---------
ENDING CASH BALANCE                                        $   29,018                  $  119,075
                                                            =========                   =========

SUPPLEMENTAL DISCLOSURES
         Cash paid during the period for interest          $        0                         418



                           SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                          (UNAUDITED)


                                                              For Six                     For Six
                                                           Months Ended                Months Ended
                                                              June 30,                    June 30,
                                                                1999                        1998

CASH FLOWS FROM OPERATING ACTIVITIES
         Net (loss)                                       $  (137,172)                 $ (586,300)
         Adjustments to reconcile net loss to net cash
         used in operating  activities:
           Depreciation and amortization                            0                     299,879
         Changes in account balances:
            Accounts receivable                               (72,721)                     (1,320)
            Loans/Notes receivable                             (9,545)                          0
            Inventory                                               0                       1,367
            Deposits                                                0                     214,802
            Accounts payable                                   35,630                      22,508
            Accrued expenses                                   98,000                           0
            Payroll taxes payable                              10,065                       (896)
            Federal/Sales taxes payable                         5,550                           0
                                                            ---------                   ---------
              TOTAL ADJUSTMENTS                                66,979                     536,340
                                                            ---------                   ---------

   NET CASH USED BY OPERATING ACTIVITIES                      (70,192)                    (49,960)
                                                            ---------                   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
         Additions to property and equipment                 (176,327)                     (9,024)
         Note receivable from stockholders                          0                      (1,471)
         Loans from stockholders                                5,000                           0
                                                            ---------                   ---------
   NET CASH USED BY INVESTING ACTIVITIES                     (171,327)                    (10,495)
                                                            ---------                   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
         Payment on line of credit - bank                           0                          14
         Issuance of common stock                              25,000                     122,774
         Equipment lease                                         (649)                          0
         Paid in capital                                      179,715                           0
                                                            ---------                   ---------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                  204,715                     122,788


INCREASE (DECREASE) IN CASH                                   (37,453)                    (62,333)

BEGINNING CASH BALANCE                                         66,471                      56,742
                                                            ---------                   ---------
ENDING CASH BALANCE                                        $   29,018                  $  119,075
                                                            =========                   =========


SUPPLEMENTAL DISCLOSURES
         Cash paid during the period for interest          $        0                         826

                   SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
                                 AND SUBSIDIARIES
                                Formerly known as
                           SAFE AID PRODUCTS INCORPORATED
                           NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999


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

                   SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
                                 AND SUBSIDIARIES
                                Formerly known as
                           SAFE AID PRODUCTS INCORPORATED
                           NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999


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

Amortization:
Amortization of trademarks and copyrights, and goodwill is determined utilizing the straight-line method based generally on the estimated useful lives of the intangibles as follows:

       Trademarks and copyrights             15 years
       Goodwill                              15 years

                   SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
                                 AND SUBSIDIARIES
                                Formerly known as
                           SAFE AID PRODUCTS INCORPORATED
                           NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999


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

                   SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
                                 AND SUBSIDIARIES
                                Formerly known as
                           SAFE AID PRODUCTS INCORPORATED
                           NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999


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

                   SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
                                 AND SUBSIDIARIES
                                Formerly known as
                           SAFE AID PRODUCTS INCORPORATED
                           NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999


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

                   SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
                                 AND SUBSIDIARIES
                                Formerly known as
                           SAFE AID PRODUCTS INCORPORATED
                           NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999


4.  INCOME TAXES

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

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Safe Technologies International, Inc., formerly known as Safe Aid Products, In, (the 'Company') concentrated on a variety of issues during the second quarter.

In addition to Management's filing the first 10-K Annual Report for the Company in its first year as an operational company, requiring extensive financial reporting versus its prior eleven year status as a development company, as well as completing an additional 10-QSB Quarter Filling in the same quarter, Management concentrated on developing a business plan which should lead the Company forward into the next century. Management also intends to raise additional capital for acquisitions and to expand its internet operations. At this time, Management does not intend to raise money for the development of our nasal aspirin patent. However, this decision could change rapidly, pending the development of Management's current talks with a Biotech group, having other medical patents for which our nasal delivery system application, for whom the nasal application is of interest.

The Company's new acquisition, Internet Associates International, Inc., (IAI), based in Boca Raton, achieved some progress during the quarter in regard to familiarizing and integrating the Company's policies and procedures into their operations. At the end of the June Quarter, the IAI's Revenues and Net Profit projections, made by IAI's former stockholders, does not meet their original projections. Dividends, sent upstream to the Company, have also not met projections. IAI has been hard hit, due to fierce competition, offering similar services for less money. IAI's Management is addressing the problem by costs cutting and addressing new ways of packaging their Internet services.

Internet Commerce, Inc., the Company's E-Commerce subsidiary pushed forward in adding new retail product items which will be offered for sale through the Company's online malls. Additional content is being added and the formation of two new malls DejaVuFashions.com and TheGlobalDeli.com These malls will operate under the banner of the Company's INCybermall.com, which will ultimately be a group of many different product malls offering specialty products for sale. As time consuming as these web construction activities and searching for appropriate products is, it is a vital step in building a viable, exciting, and profitable super mall operations.


Financial Statements and Change in Fiscal Year End

Prior to the reverse merger, the Company's fiscal year end was November 30. After the reverse merger was completed, the new management of the Company changed the Company's fiscal year end to December 31.

Results of Operations

Revenues were $115,407 for the second quarter of 1999 and were $203,096 for the second quarter of 1998, representing a decrease of 76%.


Revenues during the second quarter of 1999 were lower than the second quarter of 1998, due to changes in the Company's subsidiaries and revenue recognition policies. The Company's subsidiary, Total Micro Computers, Inc., whose revenues were reflected in the second quarter of 1998, are not reflected in the second quarter of 1999, due to the inactive status of TMC.

Cost of revenues were $96,626 for the second quarter of 1998 and $10,100 for the second quarter of 1999. The decrease of 89.5% is attributed to the lack of TMC's revenues and cost of sales.

Selling, general and administrative expenses were $205,993 for the second quarter of 1999 and were $334,411 for the second quarter of 1998, representing a decrease of 63%. The decrease is due to the lack of TMC's expenses.

As a result of the foregoing, the Company's operating loss for the second quarter of 1999 was $100,630 compared to $226,709 for the second quarter of 1998.



LIQUIDITY AND CAPITAL RESOURCES

As of June 30,1999, the Company had working capital deficit of $230,799 compared with a working capital surplus of $1,148,600 on June 30,1998.

Net cash used in operating activities was $40,583 during the second quarter of 1999 compared to $58,830 for the second quarter of 1998. The Company used $0 in investing activities in the second quarter of 1999 and $10,495 in the second quarter of 1998. Net cash provided in financing activities was $38,125 during the second quarter of 1999 compared with $294 in the second quarter of 1998. In the 2nd quarter the company obtained financing from its C.E.O. who made several loans to the company in this quarter. As of June 30,1999, the Company did not have any material commitments for capital expenditures. Management is continually in the process of raising capital from interested parties. The Company believes that it has adequate resources for operations for the next 6 months.

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

          None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibit 27

               Financial Data Schedule (filed herewith electronically)


          (b)  Reports on Form 8-K

               The Company filed ten reports on Form 8-K and two reports on form 8-K/A during the three months ended June 30,1999.

               (i) The Company filed a report on Form 8-K dated April 13, 1999 which reported information under Item 5 - Other Information.

               (ii) The Company filed a report on Form 8-K/A dated June 2, 1999 which reported information under Item 5 - Other Information.

                 Safe Technologies International, Inc.

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Safe Technologies International, Inc., Registrant


Date: August 13, 1999                  By: /s/Barbara Tolley
---------------------                  ---------------------
Date                                       President