Form 10QSB
period 1999-09-30
SAFE TECHNOLOGIES INTERNATIONAL INC
filed 1999-10-29
CIK 829117

==========================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10QSB


                Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended September 30, 1999


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

     Common Stock, $0.00001 Par Value - 706,277,200 shares as of
October 28, 1999.

INDEX
-----

                                                                       Page
                                                                       ----
PART I   FINANCIAL INFORMATION


  Item 1.  Financial Statements

           Consolidated Balance Sheets -
           September 30, 1999 (Unaudited) and December 31, 1998..........3

           Consolidated Statements of Operations (Unaudited) -
           Three Months Ended September 30, 1999 and September 30, 1998..4

           Consolidated Statements of Operations (Unaudited) -
           Nine Months Ended September 30, 1999 and September 30, 1998...5

           Consolidated Statements of Cash Flows (Unaudited) -
           Three Months Ended September 30, 1999 and September 30, 1998..6

           Consolidated Statements of Cash Flows (Unaudited) -
           Nine Months Ended September 30, 1999 and September 30, 1998...7

           Notes to Unaudited Consolidated Financial Statements..........8


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................14


PART II  OTHER INFORMATION

  Item 1.  Legal Proceedings............................................18

  Item 2.  Changes in Securities........................................18

  Item 3.  Defaults Upon Senior Securities..............................18

  Item 4.  Submission of Matters to a Vote of Security Holders..........18

  Item 5.  Other Information............................................18

  Item 6.  Exhibits and Reports on Form 8-K.............................18


  Signature.............................................................19

PART 1 - FINANCIAL STATEMENT PRESENTATION


                           SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
                                   CONSOLIDATED BALANCE SHEETS


                                                                              September 30,         December 31,
                                                                                  1999                 1998
                                                                               (UNAUDITED)
                                                          ASSETS
        CURRENT ASSETS
            Cash                                                           $       10,041        $      66,473
            Accounts receivable - principally trade                               102,885                  500
            Loans receivable, stockholders                                         10,500                    0
            Prepaid expenses                                                        5,300                    0
            Management Agreements, net                                             375,00                    0
                                                                           --------------        -------------
                    TOTAL CURRENT ASSETS                                          166,226               66,973

        MACHINERY AND EQUIPMENT
               Net of accumulated depreciation                                    209,547                4,233
                                                                           --------------        -------------
                    TOTAL MACHINERY AND EQUIPMENT                                 209,547                4,233

        OTHER ASSETS
          Deposits                                                                 12,409                    0
          Intangible assets, net                                                  617,067              324,968
          Other assets                                                                  0               37,500
                                                                           --------------        -------------
                    TOTAL OTHER ASSETS                                            629,476              362,468

                                                                            -------------        -------------
                    TOTAL ASSETS                                           $    1,005,249       $      433,674
                                                                            =============        =============


                                          LIABILITIES AND STOCKHOLDERS' EQUITY

        CURRENT LIABILITIES
            Line of credit, payable bank                                     $      2,792       $            0
            Payroll taxes                                                           9,344                    0
            Accounts payable, trade                                                99,534               57,776
            Accrued expenses                                                      255,962               37,452
            Notes payable, related party                                           19,062                    0
            Shareholder loans                                                     139,027              123,590
                                                                           --------------        -------------
                    TOTAL CURRENT LIABILITIES                                     525,720              218,818

        STOCKHOLDERS' EQUITY
            Common stock $.00001 par value
              999,000,000 shares authorized; 706,277,200 issued and outstanding    33,840                7,125
            Capital subscribed                                                     40,000               40,000
            Less: subscription receivables                                                              (1,000)
            Additional paid in capital                                          3,094,879            2,591,531
            Accumulated deficit                                                (2,689,191)          (2,422,800)
                                                                           --------------         ------------
                    TOTAL STOCKHOLDERS' EQUITY                                    479,528              214,856
                                                                           --------------         ------------

                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $    1,005,429        $     433,674
                                                                            =============         ============



                           SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
                              CONSOLIDATED STATEMENT OF OPERATIONS
                                          (UNAUDITED)


                                                                       For Three                 For Three
                                                                      Months Ended              Months Ended
                                                                      September 30,             September 30,
                                                                          1999                      1998

REVENUES                                                           $     201,919            $      39,082

COST OF REVENUE                                                    $      11,768            $       6,277
                                                                    ------------             ------------
GROSS PROFIT                                                       $     190,151            $      32,805


EXPENSES
         Promotion                                                         4,622                   15,877
         Bank charges                                                      3,822                      166
         Interest                                                              0                      418
         Depreciation                                                          0                  145,624
         Equipment lease                                                     270                    7,121
         Insurance                                                             0                   10,279
         Office expenses                                                  54,687                   34,528
         Officers' salary                                                 30,000                   35,077
         Wages                                                            92,027                        0
         Payroll taxes                                                     5,265                    2,683
         Commissions paid                                                  9,744                        0
         Subcontract labor                                                 4,156                        0
         Legal & professional fees                                        25,352                   76,431
         Travel                                                            7,415                    4,071
         Internet Access                                                   4,353                        0
                                                                    ------------             ------------
                 TOTAL EXPENSES                                    $     241,714            $     332,275
                                                                    ------------             ------------

OTHER INCOME
         Interest on Deposit                                                  12                      319


Income Before Income Taxes                                               (51,551)                (299,151)


Provision For Income Taxes                                                     0                        0

NET LOSS                                                           $     (51,551)           $    (299,151)


LOSS PER SHARE:
         Net loss per share                                                  NIL                      NIL

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                           706,277,200



                           SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
                              CONSOLIDATED STATEMENT OF OPERATIONS
                                          (UNAUDITED)


                                                                        For Nine                  For Nine
                                                                      Months Ended              Months Ended
                                                                     September 30,              September 30,
                                                                          1999                      1998

REVENUES                                                           $     619,043            $     588,899

COST OF REVENUE                                                    $      32,708            $     313,776
                                                                    ------------             ------------
GROSS PROFIT                                                       $     586,335            $     275,123


EXPENSES
         Promotion                                                        18,283                   35,665
         Bank charges                                                      7,997                    4,187
         Interest                                                              0                    1,907
         Depreciation                                                          0                  445,503
         Equipment lease                                                     723                   25,625
         Insurance                                                             0                   16,845
         Office expenses                                                 139,137                  108,767
         Officers' salary                                                 90,000                  123,323
         Wages                                                           284,146                   15,517
         Payroll taxes                                                    29,397                    7,948
         Commissions paid                                                 16,652                    2,590
         Subcontract labor                                                31,894                   14,845
         Legal & professional fees                                        89,563                  223,420
         Travel                                                           35,627                   15,201
         Merger Expense                                                        0                  122,774
         Internet Access                                                  11,943                        0

                                                                    ------------             ------------
                 TOTAL EXPENSES                                    $     754,384            $   1,164,117
                                                                    ------------             ------------

OTHER INCOME
         Interest on Deposit                                                 178                    2,788
         Subsidiary Income                                                25,726                        0


Income Before Income Taxes                                              (142,144)                (886,206)


Provision For Income Taxes                                                     0                        0

NET LOSS                                                           $    (142,144)           $    (886,206)


LOSS PER SHARE:
         Net loss per share                                                  NIL                      NIL

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                           705,704,276


                           SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                          (UNAUDITED)



                                                                     For Three                   For Three
                                                                    Months Ended                Months Ended
                                                                    September 30,               September 30,
                                                                        1999                        1998

CASH FLOWS FROM OPERATING ACTIVITIES
         Net (loss)                                               $   (51,551)                 $ (299,151)
         Adjustments to reconcile net loss to net cash
         used in operating  activities:
           Depreciation and amortization                                    0                     145,624
         Changes in account balances:
            Accounts receivable                                         9,045                      15,537
            Loans/Notes Receivable                                    (14,227)                          0
            Deposits                                                        0                           0
            Accounts payable                                            5,161                      47,272
            Accrued expenses                                           36,493                           0
            Payroll taxes payable                                         (56)                      5,104
                                                                    ---------                   ---------
              TOTAL ADJUSTMENTS                                        32,787                     213,537
                                                                    ---------                   ---------

   NET CASH USED BY OPERATING ACTIVITIES                              (18,764)                    (85,614)
                                                                    ---------                   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of property and equipment                             (5,198)                          0
                                                                    ---------                   ---------
   NET CASH USED BY INVESTING ACTIVITIES                               (5,198)                          0
                                                                    ---------                   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
         Equipment lease                                                 (385)                          0
         Loans from stockholders                                          515                      29,000
         Repayment of loans from stockholders                                                      (3,500)
         Paid in Capital                                               (2,500)                          0
                                                                    ---------                   ---------
   NET CASH (USED) BY FINANCING ACTIVITIES                             (2,370)                     25,500


INCREASE (DECREASE) IN CASH                                           (26,332)                    (60,114)

BEGINNING CASH BALANCE                                                 36,373                     119,075
                                                                    ---------                   ---------
ENDING CASH BALANCE                                                $   10,041                  $   58,961
                                                                    =========                   =========


SUPPLEMENTAL DISCLOSURES
         Cash paid during the period for interest                                               $     418


                           SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                          (UNAUDITED)


                                                                      For Nine                    For Nine
                                                                    Months Ended                Months Ended
                                                                    September 30,               September 30,
                                                                        1999                        1998

CASH FLOWS FROM OPERATING ACTIVITIES
         Net (loss)                                               $  (142,144)                 $ (886,206)
         Adjustments to reconcile net loss to net cash
         used in operating  activities:
           Depreciation and amortization                                    0                     445,503
         Changes in account balances:
            Accounts receivable                                       (77,029)                     14,217
            Inventory                                                       0                       1,367
            Loans/Notes Receivable                                        936                           0
            Deposits                                                        0                     214,802
            Accounts payable                                           41,711                      70,535
            Accrued expenses                                          217,873                           0
            Payroll taxes payable                                       4,208                       4,208
            Sales taxes payable                                         7,958                           0
         Issuance of common stock for services                              0                           0
                                                                    ---------                   ---------
              TOTAL ADJUSTMENTS                                       191,449                     750,632
                                                                    ---------                   ---------

   NET CASH USED BY OPERATING ACTIVITIES                               49,305                    (135,574)
                                                                    ---------                   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
         Additions to property and equipment                          184,822                      (9,024)
         Note receivable from stockholders                                  0                      (1,471)
                                                                    ---------                   ---------
   NET CASH USED BY INVESTING ACTIVITIES                              (10,495)                    (10,495)
                                                                    ---------                   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
         Payment on line of credit - bank                                   0                          14
         Equipment lease                                               (1,032)                          0
         Paid in Capital                                               50,080                           0
         Issuance of common stock                                      25,000                     122,774
         Repayment of Loan from stockholders                                0                      (3,500)
         Loans from Stockholders                                            0                      29,000
                                                                    ---------                   ---------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                           74,048                     148,288


INCREASE (DECREASE) IN CASH                                           (60,954)                       2,219

BEGINNING CASH BALANCE                                                 70,995                      56,742
                                                                    ---------                   ---------
ENDING CASH BALANCE                                                $   10,041                  $   58,961
                                                                    =========                   =========


SUPPLEMENTAL DISCLOSURES
         Cash paid during the period for interest                                               $   1,244


             SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1999
                            (UNAUDITED)



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description:
Safe Technologies International, Inc. ("Safe Tech") and its subsidiaries is a multi-faceted company specializing in Internet products and services.

Organization:
The Company was incorporated under the laws of the state of Delaware on May 21, 1987 as Safe Aid Products, Incorporated. On February 9, 1998, the Company changed its name to Safe Technologies International, Inc.

The Company was considered to be in the development stage through December 31, 1997.

Basis of Consolidation:
The consolidated financial statements include the accounts of Safe Technologies International Inc. and its subsidiaries. All material intercompany transactions and balances have been eliminated in the consolidated financial statements.

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

             SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1999
                            (UNAUDITED)


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

Revenue Recognition:
Revenues of Safe Tech, and its subsidiaries are recognized at the time the services are rendered to customers. Services are rendered when the Company's representatives receive the customer's requests and completes the customer's orders.

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

Amortization:
Amortization of trademarks and copyrights, and goodwill is determined utilizing the straight-line method based generally on the estimated useful lives of the intangibles as follows:

       Trademarks and copyrights             15 years
       Goodwill                              15 years

             SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1999
                            (UNAUDITED)



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

             SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1999
                            (UNAUDITED)



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

On February 9, 1998, per terms of the merger, 49,109,544 shares of common stock were issued for consultant services of which 35,000,000 were paid to the former President and Chief Operating Officer.

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

             SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1999
                            (UNAUDITED)



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

             SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1999
                            (UNAUDITED)



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

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Safe Technologies International, Inc., formerly known as Safe Aid Products, Inc., (the 'Company') made substantial progress during the third quarter.

Pursuant to the Company's Business Plan and Critical Path, Management focused major attention on further developing Internet Revenues and controlling expenses. The third quarter financials reflect these efforts, showing a 517% increase in Revenues over third quarter in 1998 and a 83% decrease in losses compared to third quarter in 1998.

Although, negotiations between Safe Technologies and a Biotech group continued during most of the quarter, in the interest of acquiring additional Nasal Delivery Drug Applications, nothing was concluded in relation to acceptable acquisition terms. Not only Management's time is, at issue, in continuing to pursue this direction, but the rather sizable capital investment that would be required to develop such Patents. Reference the Nasal Aspirin Patent., whereby in ten years, the former SFAD Management had not been able to secure either a joint venturer for product manufacturer nor the needed venture capital to complete its FDA process. Consequently, Management believes that the Company should concentrate on our core business, the Internet, in order to ensure that SFAD become ensconced as a significant participant in the E-Commerce growth, early in the Millennium. As other Biotech opportunities should develop, individual reviews would be undertaken for potential profitability.

The Company's first quarter Acquisition, Internet Associates International, Inc., (IAI), succeeded in partially stabilizing their eroding customer base of Internet Hosting clients. From the severe losses sustained earlier this year, they were able to show a small profit for the third quarter. No Dividends were sent upstream to the Company.

Internet Commerce, Inc., (ICI) opened their second E-Commerce mall, TheGlobalDeli.com, marking the Company's entrance into online sales of food and beverages,. The new site generated modest opening site interest. ICI continued its planning and coordination meetings with major mall suppliers, regarding the Suppliers' Holiday Promotional and Advertising Budgets for their malls' products, i.e. CybermallsCastle.com and FamousShoppingStreets.com.

The Company closed another Internet Acquisition Company, connect.ad Companies Et. Al., an Internet Marketing Franchisor, on September 30, 1999. The franchise (UFOC) will be modified during the last quarter, in order to add additional Internet services to the Franchisee package. A soft opening for connect.ad Franchise sales will occur, during the last quarter, as important state registrations, New York, California, and Texas are completed.

The Company is currently in talks and negotiations with several Internet Marketing and Public Relations companies, which upon securing a successful acquisition candidate, will round out the Company's capability in offering a 'full service', including Web Site Hosting, ISP, Web Site Creation and Maintenance, Electronic Marketing and Advertising, E-Commerce, a comprehensive Net economy for Millennium clients and customers.

Unless the context otherwise requires, the term "Company" as used herein refers to the Company and its subsidiaries.


Financial Statements and Change in Fiscal Year End

Prior to the reverse merger, the Company's fiscal year end was November 30. After the reverse merger was completed, the new management of the Company changed the Company's fiscal year end to December 31.

Results of Operations

Revenues were $201,919 for the third quarter of 1999 and were $39,082 for the third quarter of 1998, representing an increase of 517%.

Revenues during the third quarter of 1999 were greater than the third quarter of 1998, due to acquisitions and growth of the Company's subsidiaries. Approximately $152,000 of these revenues were from IAI or 75% of revenues and $50,000 or 25% of these revenues were from other subsidiaries.

Cost of revenues were $11,768 for the third quarter of 1999 and $6,277 for the third quarter of 1998. The increase of 87% is attributed to the increase sales generated by the Company's subsidiaries.

Selling, general and administrative expenses were $241,714 for the second quarter of 1999 and were $332,275 for the third quarter of 1998, representing a decrease of 27%.

As a result of the foregoing, the Company's operating loss for the second quarter of 1999 was $51,551 compared to $299,151 for the third quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30,1999, the Company had working capital deficit of $359,494 compared with a working capital surplus of $600,068 on September 30,1998.

Net cash used in operating activities was $18,764 during the third quarter of 1999 compared to $85,614 for the third quarter of 1998. The Company used $5,198 in investing activities in the third quarter of 1999 and $0 in the third quarter of 1998. Net cash used in financing activities was $2,370 during the third quarter of 1999 compared with net cash provided of $25,500 in the third quarter of 1998. In the third quarter the company obtained financing from its C.E.O. who made several loans to the company in this quarter. As of September 30,1999, the Company did not have any material commitments for capital expenditures. Management is continually in the process of raising capital from interested parties. The Company believes that it has adequate resources for operations for the next 6 months.

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

          None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibit 27

               Financial Data Schedule (filed herewith electronically)


          (b)  Reports on Form 8-K

               The Company filed four reports on Form 8-K during the three months ended September 30,1999.

               (i) The Company filed a report on Form 8-K dated July 1, 1999 which reported information under Item 5 - Other Information.

               (ii) The Company filed a report on Form 8-K dated July 16, 1999 which reported information under Item 5 - Other Information.

               (iii) The Company filed a report on Form 8-K dated August 11, 1999 which reported information under Item 5 - Other Information.

               (iv) The Company filed a report on Form 8-K dated August 24, 1999 which reported information under Item 5 - Other Information.

                 Safe Technologies International, Inc.

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Safe Technologies International, Inc., Registrant


Date: October 29, 1999                  By: /s/Barbara Tolley
----------------------                  ---------------------
Date                                       President