Form 10KSB40
period 1999-12-31
SAFE TECHNOLOGIES INTERNATIONAL INC
filed 2000-03-31
CIK 829117

FORM 10KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 1999

                          Commission File No. 000-17746

                  SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
                    (Formerly Safe Aid Products Incorporated)
      --------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


         Delaware                                       22-2824492
-----------------------------------               ----------------------------
(State or other jurisdiction of                   (IRS Employer ID No.)
incorporation or organization)

     249 Peruvian Avenue
     Suite F2

     Palm Beach, Florida                                  33480
-------------------------------                        -------------
(Address of principal executive                        (Zip Code)
offices)

Registrant's telephone number,
including area code:                                   (561) 832-2700
                                                     -------------------

         Indicate by check mark whether the registrant(l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES [X]          NO [  ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. X

         Issuer's revenues for the most recent fiscal year were $829,825.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $19,392,306 on December 31, 1999 based upon the latest published average bid and ask price on such date.

         The approximate number of shares outstanding of the Registrant's common stock on December 31, 1999 was 746,200,414. The approximate number of "A" Warrants outstanding as of December 31, 1999 was 7,227,280 convertible into 7,227,280 shares of common stock at $.20 per share. Each outstanding "A" Warrant, upon exercise, will result in the issuance of one redeemable "B" Warrant. As of December 31, 1999 there were approximately 272,720 "B" Warrants outstanding exercisable into 272,720 shares of common stock at $.50 per share.

         Transitional Small Business Disclosure Format (check one): Yes   No: X

PART I

         THE FOLLOWING INFORMATION HAS BEEN DERIVED FROM OUR FINANCIAL STATEMENTS AND SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED IN PART 1- ITEM 1 OF THIS 10-KSB. THE DISCUSSION FOLLOWING CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS" IN THIS FORM 10-KSB.

Item 1.  Business

Overview

         Safe Technologies International, Inc., a Delaware corporation (the "Company") is a multi-faceted e-commerce company. As of March 31, 2000, the Company has three active subsidiaries: Internet Commerce, Inc., a Florida corporation ("Internet Commerce" or "ICI"), Internet Associates International, Inc, a Nevada corporation ("Internet Associates" or "IAI") and Connect.Ad, Inc. a Florida corporation ("Connect.ad"). Unless the context otherwise requires, the term "Company" shall refer to the Company, ICI, IAI and Connect.ad.

         The Internet is dramatically changing the way that consumers and businesses communicate, share information and buy and sell goods and services. The Internet reduces inefficiencies characteristic of traditional market models through the disintermediation of functions between the provider of the good or service and the ultimate consumer. Characteristic in our business to business market model ("B2B") of providing value added functions to brick- and-mortar retailers targeting upmarket consumers in a business to consumer ("B2C") market model through utilization of our specialized electronic shopping mall, is the presence of a large number of geographically dispersed buyers and sellers and purchase decisions involving large amounts of information from multiple sources. We believe that our market concept of microtargeting a demographically and psychographically appealing affluent, well-educated consumer for the providers of goods and services catering to those tastes, positions us well to benefit from the evolution of the Internet platform and e-commerce model through the value- added function our Company provides.

         The Internet has also emerged as an attractive new medium for advertisers due to the rapid growth in the number of web users, the amount of time such users spend on the web, the increase in electronic commerce, the interactive nature of the web, the web's global reach and a variety of other factors. We believe that the number of U.S. online households will grow from approximately 40 million in 1999 to over 60 million in 2004 and consumer e-commerce will reach nearly 110 billion in 2003. Consequently, we believe that U.S. online advertising spending will grow from approximately $3 billion in 1999 to over $20 billion in 2004. In addition, we believe that markets outside the U.S. will become an increasingly important component of Internet advertising, growing from approximately $500 million in 1999 to over $10 billion in 2004, accounting for approximately 33% of worldwide Internet advertising. We believe that this large market opportunity positions us well to capitalize upon our recently added online advertising franchising model.

         Our core competencies in the design, development and implementation of business to business information technology solutions affords us a unique advantage in executing our business to business marketing model through the provision of value added functions to various business customers.

         We now have put into place what we believe are three of the four most critical value- added elements for success in the e-commerce economy. Those are:
(1) the capacity to provide Internet technology services, such as the design, development and implementation of systems and sites, hosting and consultancy;
(2) the function as Internet intermediary for the provision of advertising to our B2B customers and well as a franchisor of electronic advertising agencies for others' B2B advertising applications; and (3) as a direct e-commerce retailer and marketer operating under a B2C market model, to enhance brand recognition. The forth element which we have identified as key in the e-commerce paradigm is that of technology infrastructure provider, which management recognizes is a key component of the Internet commerce platform. We will continue to pursue all opportunities which would create synergies and enhance brand recognition, including additional strategic alliances with those whose core competencies complement our own, especially in the area of information technology infrastructure.

ICI

         Our Internet Commerce subsidiary specializes in developing, managing and promoting Internet commerce web sites for small and medium sized businesses wanting to launch or expand their Internet operations. More specifically, ICI helps design web sites for small and medium sized businesses and provides hosting services for such web sites.

         Internet Commerce, Inc. also owns "INCyberMall.com", an Internet commerce mall and marketer. With INCyberMall.com, we hope to fill the needs in the e-retail marketplace, in specialized categories where no other Internet malls have concentrated before, promoting and selling exclusively upmarket products.

         One of the most unique features of the mall, which we expect to attract a great deal of worldwide interest is the section called 'Famous Shopping Streets of the World'. Some of the Famous Shop Streets are Worth Avenue, Palm Beach; Fifth Avenue, New York; Rodeo Drive, Beverly Hills and Bond Street, London. We opened famous shopping street Worth Avenue in Palm Beach, Florida. The Worth Avenue street is presented graphically with photography, maps and a merchant directory. As of March 31, 1999, the Company had completed two other streets: Fifth Avenue, New York and Rodeo Drive, Beverly Hills.

         We are in the process of contacting stores on Worth Avenue and some of the other famous shopping streets to ascertain their interest in being graphically represented on their street in the mall with their own exterior store front, product photography and option for virtual tours of these premises. Stores with existing web sites will be offered the opportunity to have their sites linked in for a monthly fee. We offer a flexible tenant package that should accommodate important retailers' needs and be cohesive with their marketing plans. Mall tenants will be able to select from a number of options for participation in the mall, i.e. revenue sharing or partnering of revenue sales, banner advertising, leasing space in the mall, hosting web sites, web site construction, or comprehensive Internet commerce fulfillment services.

         In addition to the specific shopping streets, shoppers are also be able to browse and shop for upmarket products at the 'CyberMalls Castle Store'. CyberMalls Castle Store contains upmarket products for the 'Rich and Famous', and will offer, when completed, a complete line of luxury goods which will allow the shopper to select from a worldwide range of unique, exclusive products. Each product will be displayed in its appropriate environment. For example, the finest wines of the world will be displayed in the Wine Cellar; prints, antiques and statuary will be displayed in the Gallery and books, cd's and videos will be displayed in the Library.

         During our last fiscal year, we entered into agreements with five companies to display their products in the Castle Store. These companies and their respective products are Amazon.Com - books, cd's and all other product lines carried by Amazon.Com; J.C. Harris & Co. - men's clothiers; Frozen Pelican Gallery - art exhibits and Fran Murphy Interiors - interior decorating and fine furnishings; and The Sharper Image - watches, cameras, clocks, fitness equipment and interesting electronic gadgets.

         On October 13, 1999 we announced our entry into the online food sales business with the ICI's launching of the site TheGlobalDeli.com. Through this site, we plan to forge partnerships with global food suppliers, national and regional Delivery Grocers and to pursue other strategic alliances which are consistent with our plan to exploit this market. We have initially established partnerships for this site with Great Coffee, Liquour by Wire, Smoke Shop and Omaha Steaks, which provide browers the opportunity to shop for and purchase quality food items, beverages and tobacco products. We plan to pursue business partnerships with other recognizable food industry providers such as Hickory Farms, Fulton Street and Giftpaks.

         Food, beverage and tobacco items purchased from TheGlobalDeli.com are drop-shipped within a few days of order with the food content of such orders temperature controlled. We intend to develop a comprehensive line of specialty food targeted to discriminating pallets.

Internet Associates

         Internet Associates is an Internet marketing and web site development firm involved in the development, marketing, and hosting of web sites, as well as the training of web developers. IAI owns and maintains five Internet servers, on location in Boca Raton, Florida, with direct redundant T-1 connections to the Internet. The Internet servers are equipped with secure commerce, Ecommerce applications, shopping cart facilities and database driven applications.

         IAI specializes in designing and developing quality "market-driven" web sites to allow business customers to tap into the e-commerce platform, combining innovative web design and programming with traditional marketing and advertising elements especially designed to promote interactivity and volume response to each customer web site. IAI works with a variety of clients in providing web design services. The web design work that we provide through IAI for each client is customized; hence, the contract price varies depending upon the nature and scope of the engagement. We also provide web marketing services through IAI. IAI's web marketing services consist of search engine submissions, banner advertising placement and promotion through alternative media.

         IAI offers web hosting services to over 1,500 customers nationally. Web hosting contracts are typically structured to provide an initial term of six months, to be renewed quarterly thereafter. Web site hosting fees start at as low as $50 per month depending upon content. Certain web hosting subscribers under some arrangements can also build their own web sites and upload their web pages to our servers directly.

         IAI also offers a training program for Web Master Certificates, to Ft. Lauderdale Art Institute graduates.

Connect.ad

         We completed the acquisition of Connect.ad on September 30, 1999, an Internet marketing franchisor. We will market Internet advertising franchises to marketing oriented types who want to take advantage of the imminent advertising bonanza that Internet commerce promises. The Connect.ad franchisee will own and operate an electronic advertising agency, specializing in providing advertisers with full service electronic advertising, web site development and hosting, customer affinity functions and technical support. Having our core technological competencies in place, allows us to provide such value added support services to such customers which effectively cross markets our technical arm. In addition, franchisees will cross market our ICI business customers from our CyberMallsCastles.com, TheGlobalDeli.com and FamousShoppingStreets.com sites to viewers of their sites, thereby propagating traffic flow and enhancing brand recognition.

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

         During 1999, Barbara Tolley, the Company's CEO, copyrighted the four Internet domain names, CybermallsCastle.com, TheGlobalDeli.com, DejaVu.com and FamousShoppingStreets.com. The Company will have the exclusive right to the marketing use of such web sites without fee for so long as Ms. Tolley is the CEO of the Company. At such time as Ms. Tolley is no longer the CEO, and if the Company desires to retain the exclusive use of such sites, the Company will be obligated to pay her royalties, quarterly, at the rate of 1% of revenues generated through those sites, up to $10 million, and at total sales volumes over $10 million, at the rate of one-half of 1%. If Ms. Tolley is no longer CEO of the Company and if the Company does not exercise its exclusive rights to use of such domain names, the rights to usage of those names will revert exclusively to Ms. Tolley.

Competition

         The market for Internet products and services is highly competitive. There are no substantial barriers to entry in these markets, and the Company expects that competition will continue to intensify.

         We believe that the principal competitive factors for companies seeking to create shopping malls on the Internet are brand recognition, customer affinity and loyalty, demographic focus and open access for visitors. Internet Commerce competes for customers and advertisers with other content providers, advertisers and traditional brick and mortar merchants, as well as with thousands of web sites operated by individuals, the government and educational institutions.

         We believe that our ability to compete successfully in the Internet services market depends on a number of factors, including market presence; the adequacy of our design team and customer and technical support services; the capacity, reliability and security of our network infrastructure; our pricing policy for services, our competitors and suppliers; our ability to support existing and emerging industry standards; and industry and general economic trends.

Employees

         As of March 15, 2000, the Company employed 15 persons full time. Of the full-time employees, 3 are engaged in management position, 3 in administrative positions, an 9 of which positions are in ICI's and IAI's operations.

History and Summary of Activity during Fiscal 1999 and 1998

         The Company was incorporated in Delaware on August 1, 1987 as Safe Aid Products Incorporated. Our initial business purpose was to engage in research and development regarding nasal and transdermal delivery of aspirin and other drugs. However, due to insufficient capital and insufficient market acceptance, we were unsuccessful at effectuating this original business plan and remained in the development stage. From 1993-1998, our principal business objective was to find and merge with an operating company that would increase shareholder value.

         On February 9, 1998, we completed a reverse merger with Intelligence Network International, Inc., a Florida corporation ("INI"). Pursuant to the terms of the merger agreement, we changed our name to Safe Technologies International, Inc. As a result of the merger, we moved from the development stage status to being a fully operating business. Our business as it existed then consisted of a broad range of Internet and technology based services and products. We had two subsidiaries, Total Micro Computers, Inc. ("TMC") and GMG Computers Consultants, Inc. d.b.a. Precision Imaging ("GMG"). TMC was a wholesaler and retailer of custom designed and assembled computer systems and related products and GMG was a digital pre-press company. In May 1998, we also formed a new subsidiary, Internet Commerce, Inc., a Florida company to house our various Internet related activities.

         During fiscal 1998, management searched for companies to grow our core operations. We entered into letters of intent to acquire two (2) companies:
Toddlers Learning Center, a child care and education Center in Stuart, Florida and V-Prime Computers, Inc., a specialist in computer repairs, upgrades, networking and installation of custom computer systems and service for small business in Boca Raton, Florida. However, for reasons discussed herein, we did not complete either of the proposed acquisitions.

         In July 1998, the Board of Directors decided to move TMC's operations from Tampa to South Florida. During fiscal 1998, TMC's financial performance had deteriorated and management believed that it could better oversee TMC's operations if they were located in South Florida. The former TMC shareholders were not issued the 1,062,500 shares of the Company's common stock that they were due to have received pursuant to their acquisition agreement with the Company for their failure to have achieved targeted performance benchmarks.

         On July 21, 1998, we entered into a letter of intent for the acquisition of Toddler's Learning Center, Inc. ("TLC"), a child care and education center in Stuart, Florida. The Company had planned to operate TLC as a subsidiary of its Health and Wellness Division. However, in August after the Company completed its due diligence of TLC, it decided that this acquisition was not in our best interest.

         Shortly after entering into the letter of intent with TLC, we entered into a letter of intent with V-Prime on July 26, 1998. Six months later in January 1999, we planned on closing the acquisition of V-Prime and issued a press release to that effect on January 6, 1999. However, we ultimately decided not to close the deal because we discovered certain adverse information about V-Prime prior to the closing.

         On October 6, 1998, we entered into a license agreement with Hangzhou Jiuyuan Gene Engineering Co., Ltd., for the field testing and production and distribution of the Company's nasal aspirin patent. Hangzhou completed field testing for the nasal aspirin patent. Although we have been in negotiations with various biotechnology groups in the interest of acquiring additional nasal delivery drug applications, do to the amount of time and required capital to pursue this opportunity, we have determined to pursue our core Internet business platform.

         In December 1998, the Board of Directors decided that it would reverse our acquisition of GMG. GMG's financial statements for the third quarter of 1998 were below expectations. On December 17, 1998, the Company, GMG and the former GMG shareholders entered into a reversion agreement and mutual general release agreements in order to effectuate the reversal of the GMG acquisition. As part of the reversion agreement, the former GMG shareholders returned their 14,000,000 shares of the Company's common stock to the transfer agent to be canceled.

         February 5, 1999, we completed an acquisition of IAI, an Internet marketing and web site development firm, involved in the development, marketing and hosting of web sites, as well as the training of web developers. The acquisition was structured as a stock for stock transaction, wherein the IAI former shareholders entered into three year share lock-up agreements after the closing. The acquisition price was based on a formula of IAI net profits for fiscal 1999, which ultimately resulted in the exchange of all IAI shares for 25,000,000 of SFAD shares.

         We closed on the acquisition of another Internet company, Connect.ad and its affiliated group of companies, as of September 30, 1999. We issued 4,285,714 shares of SFAD in consideration for the purchase. Connect.ad is an Internet marketing company franchisor.

Item 2.  Property

         The Company's principal executive office is located at 249 Peruvian Avenue, Palm Beach, Florida where the Company leases office space comprising approximately 1,000 square feet. The lease is on a month-to month basis and the monthly rental is $914.

         IAI leases 1,500 feet of office space in Boca Raton, Florida. The lease is structure as a six month lease, with options to renew for six months terms with a monthly rental is

$2,200. Connect.ad currently leases of approximately 1,000 square feet of office space in Pompano Beach, Florida, which lease expires as of the end of March 2000. This lease is an annual lease with a monthly rental of $1,200. We are currently in the process of relocating all of the ICI personnel (currently sharing 249 Peruvian Ave. Palm Beach with the Company) and most of the Connect.ad personnel into the IAI space in Boca Raton, with an additional 700 square foot space for some of the Connect.ad personnel to be located in the same building in Boca Raton. This new space shall be leased for annual periods, which lease provides for a $600 monthly rental.

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

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         Our common stock is traded in the over-the-counter market under the symbol "SFAD". The following table sets forth the high and low bid and ask prices, as reported by the National Quotation Bureau, Inc., for our common stock for the calendar periods indicated.

                                  Common Stock
                                  ------------
                                         Bid                      Asked
         Period                     High/Low                   High/Low
         ------                     --------                   --------
         1998

         lst Quarter                .06/.0038                  .07/.0039
         2nd Quarter                .202/.024                  .205/.026
         3rd Quarter                .12/.0375                  .125/.04
         4th Quarter                .21/.015                   .24/.015

         1999

         lst Quarter                .48/.039                   .265/.029
         2nd Quarter                .182/.03                   .087/.03125
         3rd Quarter                .06/.016                   .05/.017
         4th Quarter                .07935/.013                .11/.0049

         The average of the bid and ask price of our common stock in the over-the-counter market as of the most recent available date, March 29, 2000 was $.26 per share. The above quotations do not include retail mark-ups, mark-downs or commissions and represents prices between dealers and not necessarily actual transactions. The past performance of our securities is not necessarily indicative of future performance.

Common Stock and Warrants

         As of December 31, 1999, we had issued and outstanding 746,200,414 shares of our common stock, 7,227,280 Class A Warrants and 272,720 Class B Warrants. Upon exercise, each Class A Warrant entitles the holder to purchase one share of common stock for $.20 per share and to receive one redeemable Class B Warrant. Upon exercise, each Class B Warrant entitles the holder to purchase one share of common stock for $.50 per share. The exercise periods of the Class A and Class B Warrants have been extended by the Board of Directors through January 9, 2001. All of these numbers are adjusted to reflect the Company's ten-for-one reverse stock split effected as of February 9, 1998.

Holders of Record

         As of December 31, 1999, there were approximately 1,282 shareholders of record of our common stock. Such number does not include beneficial owners holding shares through nominee name.

Dividend Policy

         We have never paid cash dividends on our Common Stock. Payment of dividends will be within the sole discretion of our Board of Directors and will depend, among other factors, upon earnings, capital requirements and the operating and financial condition of the Company. At the present time, our anticipated financial capital requirements are such that we intend to continue to follow a policy of retaining earnings in order to finance the development of our business.

Item 6.  Management's Discussion and Analysis or Plan of Operations.

RESULTS OF OPERATION

         Comparison of the years ended December 31, 1999 ("fiscal 1999") and December 31, 1998 ("fiscal 1998").

         Revenues were $829,825 for fiscal 1999 and were $427,552 for fiscal 1998, representing a increase of 94%. Approximately, $6,200 of the 1999 revenues were derived from ICI and $800,032 were derived from IAI. The balance of the 1999 revenues were from Connect.ad.

         Connect.ad revenues in the amount of $20,393 are included in fourth quarter earnings pursuant to generally accepted accounting principles since Connect.ad was acquired as of September 30, 1999.

         Cost of Sales were $63,989 in fiscal 1999 compared to $281,263 in fiscal 1998. This decrease is attributable to efficiencies gained in streamlining our direct cost structure. Cost of Sales in 1999 were $0 for ICI, $60,949 for IAI and $3,040 for Connect.ad.

         Selling, general, and administrative expenses were $1,674,187 for fiscal 1999 compared to $718,908 for fiscal 1998. This is attributable to the ramping up of operations in terms of personnel, additional depreciation on equipment and systems, and amounts paid to outside consultants in upgrading and placing online infrastructure for our continued growth. Approximately $800,000 of consulting fees included in total selling, general and administrative expenses of $1,674,187 for fiscal 1999 is attributable to the Company's issuance of approximately 18,245,000 SFAD shares in lieu of cash compensation to various service providers.

RISK FACTORS

         The Company is engaged in the pursuit of commerce on the Internet platform. This form of commerce involves many opportunities, as well as significant threats, many of which are out of our control. Some of the risks which we face are as follows:

         Consumers, suppliers and advertisers may not accept our web site as a valuable commercial tool, which would impair the growth of our business.

         For us to achieve the level of growth that we have projected, consumers, suppliers, merchants and advertisers must accept our web site model as a valuable commercial tool.

Consumers who have historically purchased the various product offering found on our web sites using traditional commercial channels must change that paradigm and purchase instead through our site. Consumers frequently "surf" sites like our sites in search of the various products offered therein and then ultimately revert to the traditional purchase channel. If this paradigm is not shifted, we may never achieve our anticipated growth.

         Similarly, suppliers, advertisers and merchants will also need to accept and use our web site. In order for this to occur, suppliers, advertisers and merchants will need to perceive our site as efficient and profitable channels of distribution for their products, for expenditure of their advertising budgets and for their merchandise.

         In order to achieve the acceptance of consumers, suppliers, advertisers and merchants contemplated by our business plan, we will need to make substantial investments in technology and brand. We can not, however, assure you that these investments will be successful. Our failure to make succeed in these areas will hamper the opportunities to achieve our business plan.

         We expect there to be operating losses and negative cash flows.

         We expect to continue to incur net losses and negative cash flows for the foreseeable future and there can be no assurance that we will ever achieve profitability or generate positive cash flows. As we enhance our existing sites on continue to launch new sites and deploy our business plan, we expect to incur significant operating expenses particularly in the sales, marketing and operations areas. These types of expenses will grow as we expand the scope and reach of our operations. If our revenues do not grow as expected, or if our actual expenses exceed our budgeted expenses, there could be a material adverse effect on our business, operating results and financial condition. We will need to raise additional funds through the issuance of equity, equity-related or debt securities. If we are unable to obtain additional financing on reasonable terms to enable the development of our business plan, we may never be able to completely implement our on-line strategy.

         The success of our business will depend on continued growth of online commerce and the Internet.

         Because we do not intend to provide our services through any commercial medium other than the Internet, our future revenues and profits depend upon the widespread acceptance and use of the Internet and online services as a medium for commerce. Rapid growth in the use of the Internet and online services is a recent phenomenon. This growth may not continue. A sufficiently broad base of consumers may not accept, or continue to use, the Internet as a medium of commerce. Demand for and market acceptance of recently introduced products and services over the Internet involve a high level of uncertainty.

         The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. Our success will depend upon the development and maintenance of the Internet's infrastructure to cope with this increased traffic. This will require a reliable network backbone with the necessary speed, data capacity and security and the timely development of complementary products for providing reliable Internet access and services . Major online service providers and the Internet itself have experienced outages and other delays as a result of software and hardware failures and could face such outages and delays in the future. Outages and delays are likely to affect the level of Internet usage and the processing of transactions on our web sites. In addition, the Internet could lose its viability because of delays in the development or adoption of new standards to handle increased levels of activity or of increased government regulation. The adoption of new standards or government regulation may require us to incur substantial compliance costs.

         Interruptions in service from third parties could impair the quality of our service.

         We will rely upon third-party computer systems and third party service providers, including Internet Bandwidth Providers. Any interruption in these third-party services or a deterioration in their performance could impair the quality of our service. If our arrangement with any of these third party were to be terminated, we may not be able to find an alternative source of systems support on a timely basis or on commercially reasonable terms.

         Our success depends upon the development and maintenance of superior technology systems and infrastructure.

         In order to be successful, we must provide reliable, real-time access to our systems for our customers and suppliers. As our operations grow in both size and scope, domestically and internationally, we will need to continually upgrade our systems and infrastructure to offer our customers and suppliers enhanced products, services, features, and functionality. The expansion of our systems will require additional financial, operational and technical resource expenditures before business volume may reach levels sufficient to yield profitability, with no assurance that the volume of business will increase or that profitability will be achieved. Consumers and suppliers will not tolerate a service hampered by slow delivery times, unreliable service levels or insufficient capacity, any of which could have a material adverse effect on our business, operating results and financial condition.

         Our business is exposed to risks associated with online commerce security and credit card fraud.

         Consumer concerns over the security of transactions conducted on the Internet or the privacy of users may inhibit the growth of the Internet and online commerce. To transmit confidential information such as customer credit card numbers securely, we will rely upon encryption and authentication technology. Unanticipated events or developments could result in a compromise or breach of integrity of our consumer transaction data. Our servers could also be vulnerable to viruses transmitted over the Internet, which if not detected, could create a service interruption.

         Our success depends in large part upon the efforts of a few individuals and our ability to attract, retain and motivate highly skilled employees.

         We depend substantially on the services and performance of our senior management, particularly Barbara L. Tolley our Chief Executive Officer, Michael Bhethana, our Chief Information Officer and Bradford L. Tolley our Secretary, Treasurer and Vice President of Investor Relations. These individuals may not be able to fulfill their responsibilities adequately and may not remain with us. The loss of the services any executive officer or other key employees could hurt our business.

Year 2000

         During the first week of calendar 2000, we completed the transition from calendar 1999 to calendar 2000 with no material adverse impact on our services, business systems and operations. During the first quarter of 2000, we continued to monitor our services, business systems and infrastructure to ensure that latent defects do not manifest themselves. We have not experienced a material adverse impact on our operations during this period.

FUTURE BUSINESS STRATEGY

         Management believes that the Company's is now well positioned to exploit market opportunities in the e-commerce economy. We are fortunate to have an active Board of Directors, functioning as our "think tank" in formulating and developing innovative, yet realistic achievable business objectives as we grow our company as a cutting edge technology and electronic commerce business. We believe that SFAD is poised for growth in 2000 and years beyond.

         Management's focus will be upon further enhancing our market position and increasing shareholder value in the e-commerce economy through the development of our existing competencies. We will also continue to consider pursuit of any and all new opportunities which would create synergies and enhance brand recognition, including additional strategic alliances with Internet companies whose core competencies complement our own, with particular emphasis in the area of information technology infrastructure.

         We have determined to abandon our nasal aspirin spray technology as of this time, as an area which does not currently fit with our business plan of evolving into a premier Internet service company..

Item 7.  Financial Statements.

                                                       INDEX

                                                                                                               Page
                                                                                                               ----
         Independent Auditors' Report...........................................................................F-2

         Consolidated Balance Sheets -
         December 31, 1999 and December 31, 1998................................................................F-3

         Consolidated Statements of Operations -
         December 31, 1999 and December 31, 1998................................................................F-5

         Statements of Changes in Stockholders' Equity..........................................................F-6

         Consolidated Statements of Cash Flows -
         December 31, 1998 and December 31, 1997. (Unaudited-Restated)..........................................F-10

         Notes to Consolidated Financial Statements.............................................................F-12


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

PART III

Item 9.  Directors, Executive Officers and Significant Employees

         The executive officers and directors of the Company during fiscal 1999 were as follows:

         Name                   Age     Position Held with Registrant
         ----                   ---     -----------------------------
         Barbara L. Tolley       62     CEO and Chairman of the Board
         Charles N. Martus       76     Director
         Jack W. Tolley          76     Director
         Robert L. Alexander     56     Director
         Bradford L. Tolley      35     Secretary and Treasurer
         Michael Bhathena        32     Vice President and Chief Information Officer

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

         Charles N. Martus has served as a Director of the Company since February 9, 1998. Mr. Martus is a graduate of Dartmouth College, Hanover, New Hampshire in 1944, and attended Amos Tuck School. Mr. Martus was a principal in a gourmet food operation in Manhattan from 1946 until 1990. During the past five years, Mr. Martus has been retired.

         Jack W. Tolley has served as a Director of the Company since February 9, 1998. Mr. Tolley is a graduate of Dartmouth College, Hanover, New Hampshire in 1947, and attended Cornell University in Ithaca, New York. Mr. Tolley founded J.W. Tolley & Associates in 1953, a national marketing and advertising agency and served as President until 1975. Mr. Tolley was a Director and consultant to Westchester Ltd., Inc. until 1982. Mr. Tolley has been pursuing a career as an artist and painter of Southwestern American art and as an author of several books on Florida and immigration for foreign nationals. Mr. Tolley is the husband of Barbara L. Tolley and the father of Bradford L. Tolley.

         Robert L. Alexander has served as a Director of the Company since February 9, 1998. Mr. Alexander has been in management with Fortune 500 companies, and has had start up responsibility with privately held corporations during his career. Mr. Alexander was President of International Communications Systems (ICS) from 1991 to 1993. He was President of United Communications Systems (USC) from 1993-1994, a telephone reseller company in select markets. Mr. Alexander founded his own company, Comstar International, Inc., master distributor contracts with GE Capital Communications Services in 1994. He was recruited by Systems Communications, Inc. as CEO, responsible for operations of communications companies acquired and merged into the public company. Since April 1997, Mr. Alexander has been President of International Teledata Corporation, responsible for its transition from a privately held company to a public company.

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

Item 10.  Executive Compensation

Summary Compensation Table

         The following table sets forth the aggregate compensation paid to Barbara L. Tolley, the Company's Chief Executive Officer and Chairman (the "Named Executive Officer") by the Company. None of the other executive officers of the Company received compensation in excess of $100,000 during the fiscal years ended December 31, 1999, 1998 or 1997. Except as set forth in the table below, no bonuses or other compensation were paid during the fiscal year ended December 31, 1999.

                                               Annual Compensation

         Name of Principal          Fiscal           Salary            Bonus             Other Annual
                 Position            Year                                                Compensation
Barbara L. Tolley, Chief            1999             0(1)                  0              $495,000(2)
Executive Officer and
Chairman

Barbara L. Tolley, Chief            1998             0(1)                  0              $111,900(3)

                                    1997             0(1)                  0                    --



(1) Ms. Tolley joined the Company as its Chief Executive Officer on February 9, 1998. Under her employment agreement, Ms. Tolley was entitled to receive an annual salary of $120,000 in both 1998 and 1999. However, due to the Company's financial condition Ms. Tolley elected not to receive her salary in fiscal 1999 and 1998.

(2) The Board of Directors granted Ms. Tolley an aggregate of 11,000,000 stock awards pursuant to the Company's 1998 Incentive Stock Plan and the Year 2000 Stock Award Plan. The awards were granted as of December 31, 1999 at a value of $.045.

(3) The Board of Directors granted Ms. Tolley an aggregate of 4,200,000 stock awards pursuant to the Company's 1998 Incentive Stock Plan. The dates in 1998, number of stock awards and market price on the date of grant were as follows:
September 15 - 200,000 stock awards at $.017; September 29 - 500,000 at $.017; December 4 - 500,000 stock awards at $.02 and December 18 - 3,000,000 at $.03.

Options Granted to the Named Executive Officer During Fiscal 1999

         The Company did not grant any options to the Named Executive Officer during the fiscal year ended December 31, 1999. However, as noted in the Summary Compensation Table, the Named Executive Officer has received stock awards, in lieu of compensation.

Aggregated Option Exercises and Fiscal Year-End Option Value Tables

         As of December 31, 1999, Ms. Tolley did not own any options to purchase shares of the Company's common stock. However, as noted in the Summary Compensation Table, the Named Executive Officer has received stock awards, in lieu of compensation.

Employment Agreement

         The Company entered into an employment agreement with Barbara Tolley, its Chief Executive Officer and Chairman, effective as of February 9, 1998. The term of the agreement is for two years, with an option exercisable by Ms. Tolley to extend the employment agreement for an additional year. Ms. Tolley elected to renew her contract through February 9, 2001. Ms. Tolley's compensation is $120,000 per year under the base contract. At Ms. Tolley's option, this sum can be paid with half cash and half stock, all cash or on an accrual basis. Ms. Tolley is entitled to bonus compensation based on a percentage of the annual net pre-tax profits of Safe Aid. As an officer of Safe Aid, she will be entitled to participate in an overall group insurance plan providing health, life and disability insurance benefits for employees of Safe Aid. The employment agreement will also provide for the use of an automobile and/or a monthly automobile allowance, payment of club dues and other fringe benefits commensurate with her duties and responsibilities.

         As disclosed in the Summary Compensation Table, Ms. Tolley did not receive her annual salary or any of the other benefits (1) to which she was entitled to under the employment agreement in fiscal 1999 and 1998. However, Ms. Tolley did receive stock awards.

1998 Incentive Stock Plan and Year 2000 Stock Award Plan

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

         The Incentive Stock Plan provides for the granting of nonstatutory stock options, restricted stock grants and stock awards. The Company has reserved up to 30,000,000 shares of common stock under the Incentive Stock Plan, consisting of a maximum of 15,000,000 restricted stock grants and 15,000,000 stock awards. The 1998 Stock Plan is administered by the Compensation Committee of the Board of Directors.

         In December 1999, we adopted a stock option plan called the "Safe Technologies International, Inc. - Year 2000 Stock Award Plan " (the "Year 2000 Stock Award Plan"). The Year 2000 Stock Award Plan is intended to provide incentives to, and awards for, certain eligible employees, officers, directors and consultants who have contributed and will continue to contribute to the success of the Company.

         The Year 2000 Stock Plan provides for the granting of up to 30 million stock awards. The Year 2000 Stock Award Plan is administered by the Compensation Committee of the Board of Directors. The Company granted 18,770,764 stock awards to its officers, directors and consultants under both plans in 1999 and had granted 7,325,000 shares under the 1998 Stock Plan in fiscal 1998.

Director Compensation

         Directors who are full-time employees of the Company received no additional compensation for services rendered as members of the Company's Board of Directors. Directors who are not full-time employees of the Company also do not receive any compensation for services rendered as members of the Company's Board of Directors. However, three directors who provided consulting services to the Company outside of the scope of their duties as directors received stock awards. The Company awarded stock awards to these directors on December 31, 1999 and the average of the high and low bid price of the Company's common stock was $.077 on such date. The names of the directors and the amount of stock awards received are as follows: Robert Alexander 200,000 stock awards, Charles Martus 400,000 stock awards and Jack Tolley 200,000 stock awards.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information with respect to the number of shares of the Company's Common Stock that will be beneficially owned by (i) each executive officer of the Company, (ii) each director of the Company and
(iii) each shareholder of the Company who owns more than 5% of the Company's Common Stock as of December 31, 1999. An asterisk indicates beneficial ownership of less than 1% of the outstanding Safe Aid Common Stock after the Merger. Except as otherwise indicated, each of the shareholders listed below has voting and investment power over the shares beneficial owned and the address of each beneficial owner is c/o the Company, 249 Peruvian Avenue, Palm Beach, Florida 33480. As of December 31, 1999, there were issued and outstanding 746,200,414 shares of the Company's common stock.

     Name of                                                                        Percent of Class
Beneficial Owner                            Amount and Nature                   of Beneficial Ownership
Barbara L. Tolley (1)                       241,370,536                                 32.3
Chairman and Chief
  Executive Officer

Ruth Deutsch (2)                            244,444,201                                 32.8
Shareholder

Franklin Frank (3)                          244,444,201                                 32.8
Shareholder

Jack W. Tolley (4)                          241,370,536                                 32.3
Director

Bradford L. Tolley(5)                         7,937,552                                  1.1
Secretary, Treasurer

Charles N. Martus                               400,000                                   *
Director


     Name of                                                                           Percent of Class
Beneficial Owner                            Amount and Nature                   of Beneficial Ownership
Robert L. Alexander                             200,000                                    *
Director

All Officers and Directors                  494,352,289                                  66.2
and 5% beneficial owners
as a group (6)

         (1) Includes 241,370,536 shares held by the Lang Family Trust. Ms. Tolley is the settler and trustee of the trust.

         (2) Includes 34,000,000 shares held by LVDB, Inc., a corporation controlled by Franklin Frank, Ms. Deutsch's husband. Ms. Deutsch disclaims any beneficial interest in the shares held by her husband.

         (3) Includes 34,000,000 shares held by LVDB, Inc., a corporation controlled by Mr. Frank. Includes 210,444,201 shares held by Ruth Deutsch, Mr. Frank's wife. Mr. Frank disclaims any beneficial interest in the shares held by his wife.

         (4) Includes 241,370,536 shares beneficially owned by Barbara Tolley, Mr. Tolley's wife, through the Lang Family Trust. Mr. Tolley disclaims any beneficial interest in the shares owned by his wife.

         (5) Includes 4,937,552 shares held by the Tolley Investments, Inc. Mr. Tolley is the President of Tolley Investments, Inc.

         (6) The 241,370,536 shares of common stock owned by Barbara L. Tolley and Jack W. Tolley referred to in footnotes 1 and 4 and the 244,444,201 shares of common stock owned by Ruth Deutsch and Franklin Frank referred to in footnotes 2 and 3 are counted only once to avoid a misleading total.

Item 12.  Certain Relationships and Related Party Transactions

         During 1999, 25,000,000 shares of SFAD enured to the benefit of Franklin Frank as a finders fee for his role in sourcing the origination of the Company's acquisition of IAI.

         Other than the foregoing during fiscal 1999 and 1998, there were not any transactions.

         During fiscal 1999 and 1998, there were not any transactions or series of similar transactions to which the Company was or is a party in which the amount involved exceeds $60,000 and in which any current director, executive officer or holder of more than 5% of any class of the Company's voting securities, or members of such persons' immediate family had or will have a direct or indirect material interest.

Item 13.  Exhibits and Reports on Form 8-K

         (a)      Exhibit Index

         2.1 Merger Agreement dated August 29, 1997 between Safe Aid Products Incorporated, Inc. and Intelligence Network International, Inc. (filed as an Exhibit to the Company's definitive proxy statement filed December 31, 1997 and incorporated herein by this reference).

         2.2 Extension Agreement dated between Safe Aid Products Incorporated, Inc. and Intelligence Network International, Inc. (filed as an Exhibit to the Company's Annual Report on Form 10-KSB for 1998 filed March 31, 1999 and incorporated herein by this reference).

         2.3 Acquisition Agreement dated February 5, 1998 by and between the Company and Randi Swatt, John Reinbergs and David Fox, as the sole shareholders of Internet Associates International, Inc (filed as an Exhibit to the Company's Annual Report on Form 10-KSB for 1998 filed March 31, 1999 and incorporated herein by this reference).

         2.4 Reversion Agreement, dated as of December 17, 1998, by and among the Company, GMG, Gary Bart, Gail Bart and Dean Constantine (filed as Exhibit
2.1 to the Company's Form 8-K dated December 31, 1998 and incorporated herein by this reference).

         3.1 Certificate of Incorporation and Amendment to the Company's Certificate of Incorporation (filed as an Exhibit to the Company's Registration Statement on Form S-18 filed February 18, 1988 and incorporated herein by this reference).

         3.2 Amendment to the Company's Certificate of Incorporation filed with the Delaware Secretary of State on February 6, 1998 (filed as an Exhibit to the Company's definitive proxy statement filed December 31, 1997 and incorporated herein by this reference).

         3.3 Bylaws (filed as an Exhibit to Company's registration statement on Form S-18 filed February 18, 1988).

         4.1 Amended Form of Underwriters' Unit Purchase Warrant (filed as an Exhibit to the Amendment No. 2 to the Company's Registration Statement on Form S-18 filed April 11, 1988 and incorporated herein by this reference).

         4.2 Amended Form of Class A and Class B Common Stock Purchase Warrant (filed as an Exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-18 filed April 11, 1988 and incorporated herein by this reference).

         4.3 Amended Form of Warrant Agreement (filed as an Exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-18 filed on April 11, 1988 and incorporated herein by this reference).

         4.4 Specimen Stock Certificate (filed as an Exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-18 filed on April 11, 1988 and incorporated herein by this reference).

         10.1 Employment Agreement dated February 9, 1997 between the Company and Ms. Tolley (filed as an Exhibit to the Company's Annual Report on Form 10-KSB for 1997 and incorporated herein by this reference).

         10.2 Employment Agreement dated February 5, 1998 between the Company and Randi Swatt (filed as an Exhibit to the Company's Annual Report on Form 10-KSB for 1998 filed March 31, 1999 and incorporated herein by this reference).

         10.3 Employment Agreement dated February 5, 1998 between the Company and John Reinsberg (filed as an Exhibit to the Company's Annual Report on Form 10-KSB for 1998 filed March 31, 1999 and incorporated herein by this reference).

         10.4 Mutual General Release Agreement dated December 17,1998 by and among GMG, Gary Bart, Gail Bart, Dean Constantine and the Company (filed as
Exhibit 2.2 to the Company's Form 8-K dated December 31, 1998 and filed as an Exhibit to the Company's Annual Report on Form 10-KSB for 1998 filed March 31, 1999 and incorporated herein by this reference).

         10.5 Safe Technologies International, Inc. - 1998 Stock Incentive Plan (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998 and filed as an Exhibit to the Company's Annual Report on Form 10-KSB for 1998 filed March 31, 1999).

         10.6 Acquisition Agreement dated September 30, 1999 by and between the Company and John D. Colodny and Ruth Ann Saunders (filed electronically herewith).

         10.7 Year 2000 Stock Award Plan (filed as an Exhibit 10 to the Company's Registration Statement of Form S-8 filed on December 7, 1999 and incorporated herein by this reference).

         16.1 Letter on Change in Certifying Accountant (filed as Exhibit 99.1 to the Company's Report on Form 8-K dated March 9, 1999 and filed as an Exhibit to the Company's Annual Report on Form 10-KSB for 1998 filed March 31, 1999).

         21.1 Subsidiaries of the Company (filed herewith electronically).

         23.1 Consent of Sewell and Company, P.A. (filed herewith electronically).

         27.1     Financial Data Schedules (filed herewith electronically).

                  (b)      Reports on Form 8-K.

The Company filed five reports on Form 8-K during the fourth quarter ended December 31, 1999.

         (i) The Company filed a report on Form 8-K dated October 5, 1999 which reported information under Item 5 - Other Events.

         (ii) The Company filed a report on Form 8-K dated October 13, 1999 which reported information under Item 5 - Other Events.

         (iii) The Company filed a report on Form 8-K dated November 4, 1999 which reported information under Item 5 - Other Events.

         (iv) The Company filed a report on Form 8-K dated December 2, 1999 which reported information under Item 5 - Other Events.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFE TECHNOLOGIES INTERNATIONALS, INC.


Date:    March 30, 2000          By:  /s/ Barbara L. Tolley
                                      -----------------------------------------
                                      Barbara L. Tolley
                                      Chief Executive and Officer and Chairman

In accordance with the Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:    March 30, 2000           By: /s/ Barbara L. Tolley
                                      ------------------------------------------
                                      Barbara L. Tolley
                                      Chief Executive and Officer and Chairman


Date:    March 30, 2000           By: /s/ Bradford Tolley
                                      ------------------------------------------
                                      Bradford Tolley
                                      Chief Financial Officer

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                              FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


                                    CONTENTS

                                                                            Page
                                                                            ----

Independent Auditors' Report                                                 2

Balance Sheets                                                               3

Statements of Income and Expenses                                            5

Statements of Changes in Stockholders' Equity                                6

Statements of Cash Flows                                                    10

Notes to Financial Statements                                               12

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Stockholders
Safe Technologies International, Inc. and Subsidiaries
Palm Beach, Florida

We have audited the accompanying balance sheets of Safe Technologies International, Inc. and Subsidiaries (a corporation) as of December 31, 1999 and 1998, and the related statements of income and expenses, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Safe Technologies International, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of its operations, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

SEWELL AND COMPANY, PA


Hollywood, Florida
March 22, 2000

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                                 BALANCE SHEETS
                        DECEMBER 31, 1999 AND 1998

                                                                     1999            1998
Current assets
  Cash                                                            $  16,372       $  66,473
  Accounts receivable (net of allowance for
     doubtful accounts $ 2,755 and $ 0)                             126,331             500
  Other current assets                                                1,327
                                                                  ---------       ---------

Total current assets                                                144,030          66,973

Fixed assets (net of accumulated depreciation
     of $ 21,294 and $ 326)                                         174,705           4,233

Other assets
  Deposits                                                           15,974
  Goodwill and trademarks (net of accumulated
    amortization  $ 48,483 and $ 20,575)                            587,026         324,968
  Other assets                                                       25,000          37,500
                                                                  ---------       ---------

                                                                    628,000         362,468
                                                                  ---------       ---------

                                                                  $ 946,735       $ 433,674
                                                                  =========       =========



             See auditors' report and notes to financial statements.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                                                     1999            1998
Current liabilities
  Accounts payable                                               $    65,214     $    57,776
  Accrued expenses                                                   158,846          37,452
   Notes payable                                                     267,571         123,590
   Deferred income                                                    33,388
   Lease payable, current portion                                      1,393               -
                                                                 -----------     -----------

Total current liabilities                                            526,412         218,818

Long term liabilities
   Lease payable                                                       1,014

Shareholders' equity
  Common stock $.00001 par value, authorized
    999,999,000 shares; issued and outstanding:
    760,200,414 and 712,489,700  shares respectively                   7,602           7,125
  Capital subscribed                                                  40,000          40,000
      Less: subscription receivables                                       -          (1,000)
  Additional paid in capital                                       3,714,449       2,591,531
  Retained earnings (deficit)                                     (3,342,742)     (2,422,800)
                                                                 -----------     -----------

                                                                     419,309         214,856
                                                                 -----------     -----------

                                                                 $   946,735     $   433,674
                                                                 ===========     ===========



             See auditors' report and notes to financial statements.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                        STATEMENTS OF INCOME AND EXPENSES
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                       1999                1998
Income
  Sales net of returns                            $   829,825          $  427,552
  Cost of sales                                        63,989             281,263
                                                  -----------          ----------
Gross profit                                          765,836             146,289

Expenses
   General and administrative expenses                259,448             151,788
   Salaries                                           427,559             206,870
   Consulting fees                                    807,250             133,184
   Proxy and brokers services                           3,574             101,795
   Accounting and legal                                95,819              91,870
   Depreciation and amortization                       48,876              20,901
   Advertising & promotions                            19,161
   Management expenses                                 12,500              12,500
                                                  -----------          ----------

                                                    1,674,187             718,908
                                                  -----------          ----------

   Loss from operations                              (908,351)           (572,619)

Other income (expenses)
   Interest income                                        178               2,995
   Interest expense                                   (11,769)            (12,140
   Theft (loss) of inventory                                             (114,640)
   Forgiveness of debt                                                     19,000
                                                  -----------          ----------

Net loss                                          $  (919,942)         $ (677,404)
                                                  ===========          ==========

Earning per share

   Net loss per share                             $    (0.001)         $   (0.003)
                                                  ===========          ==========

             See auditors' report and notes to financial statements.

                                    SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                             AND SUBSIDIARIES
                               STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                         Common Stock            Capital       Paid in      Accumulated
                                                   Shares            Amount    Subscribed      Capital        Deficit        TOTAL
                                                  ----------------------------------------------------------------------------------
Balance December 31, 1997                           705,477,200     $ 7,055    $       -    $1,781,327   $ (1,745,396)    $  42,986

Correction of error INI                                                                         11,086                       11,086

Internet Commerce, Inc.                                                                            100                          100

Ten for one reverse stock split
   (reduction of shares as of closing
   date with no change to par value
   of the common stock), February 9, 1998          (634,929,480)     (6,349)                     6,349                            -

Total Micro Computers, Inc. -  Acquisition                                                     196,088                      196,088

Merge INI and Safe Aid                              585,819,936       5,858                     (5,858)                           -
Less: shares of INI not issued                       (1,062,500)        (11)                        11                            -

Issuance of common stock for consultant
   services after the merger (February 9, 1998)      49,109,544         491                       (491)                           -

Issuance of common stock for stock sale
   DLSK Trust August 3, 1998                            500,000           5                     19,995                       20,000

Issuance of common stock for services
   Ruth Deutsch (Franklin L Frank) August 3, 1998       250,000           3                    289,997                      290,000
                                                  ----------------------------------------------------------------------------------

                                   Sub-total        705,164,700     $ 7,052                 $2,298,604   $ (1,745,396)    $ 560,260

             See auditors' report and notes to financial statements.

                                    SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                             AND SUBSIDIARIES
                               STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                         Common Stock            Capital       Paid in      Accumulated
                                                   Shares            Amount    Subscribed      Capital        Deficit        TOTAL
                                                  ----------------------------------------------------------------------------------
                                   Sub-total        705,164,700     $ 7,052                 $2,298,604   $ (1,745,396)    $ 560,260

Issuance of common stock for legal services
   to English McCaughan & O'Brien November 1998       1,000,000          10                     39,990                       40,000

Capital subscribed - agreement November 1998                                   40,000                                        40,000
Less: subscription receivable                                                  (1,000)

Issuance of common stock for Public Relations
   services for the year ending December 31, 1998     1,325,000          13                     52,987                       53,000

Issuance of common stock for consulting services
   for the year ending December 31, 1998                800,000           8                     31,992                       32,000

Issuance of common stock for employee compensation
   in lieu of cash payment                            4,200,000          42                    167,958                      168,000
Net loss December 31, 1998                                                                                   (677,404)     (677,404)
                                                   ---------------------------------------------------------------------------------
Balance December 31, 1998                           712,489,700     $ 7,125  $ 39,000       $2,591,531   $ (2,422,800)    $ 215,856
Less adjustments in 1999                                                        1,000          (19,995)                     (18,995)
Internet Associates International acquisition
   (January 29, 1999)                                25,000,000         250        --           24,750                       25,000

                                                   ---------------------------------------------------------------------------------
                                   Sub-total        737,489,700     $ 7,375  $ 40,000       $2,596,286   $ (2,422,800)    $ 221,861


             See auditors' report and notes to financial statements.

                                    SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                             AND SUBSIDIARIES
                               STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                         Common Stock            Capital       Paid in      Accumulated
                                                   Shares            Amount    Subscribed      Capital        Deficit        TOTAL
                                                  ----------------------------------------------------------------------------------
                                   Sub-total        737,489,700     $ 7,375    $ 40,000     $ 2,596,286  $ (2,422,800)    $ 221,861

Issuance of shares common stock to unrelated
   party in exchange for accounting services
   valued at $6,890 on March 2, 1999.                   125,000           1                       6,889                       6,890

Issuance of shares of common stock to unrelated
   party in exchange for accounting services
   valued at $ 15,000, on March 10, 1999.               300,000           3                      14,997                      15,000

Issuance of shares of common stock on
   March 22, 1999 to a member of Board of
   Directors for consultant services
   valued at $ 0.045 per share                          200,000           2                       7,998                       8,000

Issuance of shares of common stock on
   May 3, 1999 in exchange for cash                     600,000           6                      14,994                      15,000

Issuance of shares of common stock to an
   unrelated party in compensation for
   accounting services valued at $ 0.04
   per share on June 1, 1999.                           100,000           1                       3,999                       4,000

Connect.ad, Inc., Connect.ad Services, Inc.
   and Connect.ad of South Florida,
   Inc - acquisition                                  4,285,714          43                     299,957                     300,000
                                                  ----------------------------------------------------------------------------------

                                   Sub-total        743,100,414     $ 7,431   $ 40,000       $2,945,120  $ (2,422,800)    $ 570,751


             See auditors' report and notes to financial statements.

                                    SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                             AND SUBSIDIARIES
                               STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                         Common Stock            Capital       Paid in      Accumulated
                                                   Shares            Amount    Subscribed      Capital        Deficit        TOTAL
                                                  ----------------------------------------------------------------------------------
                                   Sub-total        743,100,414     $ 7,431    $ 40,000     $2,945,120   $ (2,422,800)    $ 570,751

Issuance of shares of common stock to
   the members of Board of Directors valued
   at $ 0.045 per share on December 8, 1999.            600,000           6                     26,994                       27,000

Issuance of shares of common stock to an
   unrelated party in compensation for
   accounting services valued at $ 0.045
   per share on December 30, 1999.                       50,000           1                      2,249                        2,250

Issuance of common stock for consulting
   services for the year ending December 31, 1999       550,000           5                     24,745                       24,750

Issuance of common stock for Public Relations
   services for the year ending December 31, 1999.    4,900,000          49                    220,451                      220,500

Issuance of common stock for employee
   compensation in lieu of cash payment              11,000,000         110                    494,890                      495,000

Net loss December 31, 1999                                                                                   (919,942)     (919,942)
                                                  ----------------------------------------------------------------------------------

Balance December 31, 1999                           760,200,414     $ 7,602    $ 40,000     $3,714,449   $ (3,342,742)    $ 420,309
                                                  ==================================================================================



             See auditors' report and notes to financial statements.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                      1999                  1998
Cash flows from operating activities:
  Net loss                                                        $ (919,942)             (677,404)
                                                                  ----------              --------
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                                   48,876                13,270
      Allowance for doubtful accounts                                  2,755                (5,000)
      (Gain) loss on disposal of property                                                   58,605
      (Increase) decrease in accounts receivable                    (125,831)               95,026
      (Increase) decrease in inventories                                                    14,151
      (Increase) decrease in prepaid expense                                                 2,494
      (Increase) decrease in notes receivables                                              35,188
      (Increase) decrease in other assets                             (4,801)               12,500
      Increase (decrease) in accounts payable                          7,438               (44,084)
      Increase (decrease) in accrued liabilities                     121,394                15,722
      Increase (decrease) in other payables                           57,550
      Increase (decrease) in deferred income                          33,388
      Increase (decrease) in shareholders' loan                       88,838                44,740
                                                                  ----------            ----------

      Total adjustments                                              229,607               242,612
                                                                  ----------            ----------

  Net cash used by operating activities                             (690,335)             (434,792)

Cash flows from investing activities:
  Cash payment for purchase of intangibles                                                (199,455)
  Cash payments for the purchase of property                              --                (4,559)
                                                                  ----------            ----------

  Net cash used by investing activities                                   --              (204,014)
                                                                  ----------            ----------




             See auditors' report and notes to financial statements.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                      1999                    1998
Cash flows from financing activities:
  Proceeds from issuance of common stock                           $ 639,234              $   613,188
  Proceeds form capital subscribed                                     1,000                   40,000
                                                                   ---------              -----------

  Net cash provided by financing activities                          640,234                  653,188
                                                                   ---------              -----------

Net increase in cash and cash equivalents                            (50,101)                  14,382

Cash and cash equivalents, beginning of year                          66,473                   52,091
                                                                   ---------              -----------

Cash and cash equivalents, end of year                             $  16,372              $    66,473
                                                                   ---------              -----------

Supplemental disclosures of cash flow information:
  Cash paid during the period for:

    Interest expense                                               $  11,769              $ 12,140.00
                                                                   ---------              -----------


Shareholders' equity note:
Approximately 18,240,000 shares have been awarded to various service providers in lieu of cash consideration. On January 29, 1999 the Company issued 25,000,000 shares of its common stock in connection with the acquisitions of all the shares of common stock of Internet Associates International, Inc. The company acquired assets with a fair value of $ 291,700 and assumed liabilities for $ 266,700.


On September 28, 1999 the Company issued 4,285,714 shares of its common stock in connection with the acquisitions of all the shares of common stock of Connect.ad, Inc., Connect.ad Services, Inc. and Connect.ad of South Florida, Inc., for $300,000. The company acquired assets with a fair value of $ 304,530 and assumed liabilities for $ 4,530.



             See auditors' report and notes to financial statements.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Business Description
           --------------------
           Safe Technologies International, Inc. ("Safe Tech") and its subsidiaries is a multi-faceted company specializing in Internet services and products.

           Organization
           ------------
           The Company was incorporated under the laws of the state of Delaware on May 21, 1987 as Safe Aid Products, Incorporated. On February 9, 1998, the Company changed its name to Safe Technologies International, Inc.

           Basis of Consolidation
           ----------------------
           The consolidated financial statements include the accounts of Safe Technologies International Inc. and its subsidiaries, Internet Commerce, Inc., Total Microcomputers, Inc. (inactive), Connect.Ad, Inc., Connect.Ad Services, Inc., Connect.Ad of South Florida, Inc. and Internet Associates International, Inc. All material intercompany transactions and balances have been eliminated in the consolidated financial statements.

           Cash and Cash Equivalents
           -------------------------
           For purposes of the statements of cash flows, the Company treats all short-term investments with maturities of three months or less at acquisition to be cash equivalents.

           Use of Estimates
           ----------------
           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

           Advertising
           -----------
           Advertising costs are charged to operations when incurred. Advertising costs of $19,161 and $0 were incurred during the years ending December 31, 1999, and 1998, respectively.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

           Revenue Recognition
           -------------------
           Revenues of Safe Tech, Internet Commerce, Inc., Connect.Ad, Inc., Connect.Ad Services, Inc., Connect.Ad of South Florida, Inc. and Internet Associates International, Inc. are recognized at the time the services are rendered to customers. Services are rendered when the Company's representatives receive the customer's requests and completes the customer's orders.

           Financial Instruments
           ---------------------
           Cash and cash equivalents, accounts receivable and accounts payable are short-term in nature and the net values at which they are recorded are considered to be reasonable estimates at their fair values. The carrying values of notes payable are deemed to be reasonable estimates of their fair values.

           Accounts Receivable
           -------------------
           It is the policy of management to review the outstanding accounts at year-end, as well as review bad debts, and establish an allowance for doubtful accounts and uncollectible amounts.

           Intangible Assets
           -----------------
           The Company continually evaluates the carrying value of goodwill and other intangible assets to determine whether there are any impairment losses. If indicators of impairment are present in intangible assets used in operations, and future cash flows are not expected to be sufficient to recover the assets' carrying amount, an impairment loss would be charged to expense in the period identified.

           No reduction for impairment of intangible assets was necessary at December 31, 1999 or 1998.

           Property and Equipment
           ----------------------
           Property and equipment are stated at cost. Depreciation of depreciable assets is computed using the straight-line method of depreciation over the estimated useful lives of the assets. The estimated useful life is between 5 to 7 years.

           Credit Risk
           -----------
           Financial instruments that potentially subject the Company to credit risk include cash on deposit with five financial institutions amounting to $16,372 and $ 66,473 at December 31, 1999 and 1998, which was insured for up to $500,000 by the U.S. Federal Deposit Insurance Corporation (FDIC).

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

           Amortization
           ------------
           Amortization of trademarks and copyrights, and goodwill is determined utilizing the straight-line method based generally on the estimated useful lives of the intangibles as follows:

                      Trademarks and copyrights                  15 years
                      Goodwill                                   15 years

           Accounting Pronouncements
           -------------------------
           In June 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information (SFAS No. 131) which established presentation of financial date based on the "management approach". SFAS No. 131 is applicable for fiscal years beginning after December 15, 1997. For the current fiscal year we are not going to present segment reporting because it is immaterial.

           Basic Loss per Share and Diluted Loss per Share
           -----------------------------------------------
           In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128), which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS No. 128 supercedes Accounting Principle Board Opinion No. 15 entitled Earnings Per Share. Basic earnings per share are computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

           The numerator in calculating basic earnings per share is reported net loss. The denominator is based on the following weighted-average number of common shares:

                                               1999                  1998
                                            -----------           -----------

                         Basic              737,592,498           652,071,619

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

           Basic Loss per Share and Diluted Loss per Share
           -----------------------------------------------
           The 14,727,280 shares of common stock, reserved in connection with warrants are not included in the diluted earnings per share calculation since the exercise price is greater than the average market price.

NOTE 2     CAPITAL STOCK TRANSACTIONS

           The Articles of Incorporation provide for the authorization of 950,000,000 shares of common stock at $.00001 par value. On January 30, 1999, the stockholders approved increasing the authorized number of shares to 999,999,000.

           In June of 1988, the Company completed a sale of 150,000 units to the public at a price of $10 per unit. The Company received proceeds in the amount of $1,213,841, net of commissions and expenses to the underwriter, legal, accounting and other expenses related to the public offering in the amount of $286,159. Each unit consisted of 1,000 shares of common stock, $.00001 par value, and 500 redeemable common stock warrants designated redeemable Warrant "A". Each redeemable Warrant "A" would, upon exercise, entitle the holder to purchase one share of common stock for $.20 per share and to receive one redeemable Class "B" Common stock purchase warrant. Each redeemable Class "B" Common Stock purchase warrant would, upon exercise, entitle the holder to purchase one share of common stock for $.50 per share. These exercise periods of both Class "A" and Class "B" warrants have been extended by the Board of Directors through January 9, 2000, after giving effect to the ten for one reverse split on February 9, 1998. At December 31, 1999, 14,727,280 shares of common stock, reserved in connection with such warrants remain outstanding. There was no market activity for these warrants through December 31, 1999.

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

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 2     CAPITAL STOCK TRANSACTIONS (CONTINUED)

           On February 9, 1998, per terms of the merger, 49,109,544 shares of common stock were issued for consultant services to prior management of Safe Tech.

           On August 3, 1998, 500,000 shares of common stock were issued to an unrelated party as part of a private placement, for an investment of $20,000 (2 units).

           On August 3, 1998, 250,000 shares of common stock were issued to a stockholder in addition to previously issued shares (259,595,536) in exchange for $290,000.

           In November 1998, 1,000,000 shares of common stock were issued to an unrelated company as compensation for legal services rendered to the Company. These shares have been valued by the Company at $0.04 per share.

           On December 31, 1998, 800,000 shares of common stock were issued to certain officers and consultants of the Company in exchange for their services rendered to the Company. The Company has valued these shares at $0.04 per share, and recorded them as consultant fees.

           On December 31, 1998, 1,325,000 shares of common stock were issued as compensation for public relation services to an officer of the Company. The Company has valued these shares at $0.04 per share and recorded them as consultant fees.

           On December 31, 1998, 4,200,000 shares of common stock were issued to an employee as compensation in lieu of cash payment. The Company has valued these shares at $0.04 per share, and recorded them as salaries.

           On January 29, 1999, 25,000,000 shares of common stock were issued in connection with the acquisition of Internet Associates International, Inc. (see Note 11).

           On March 2, 1999, 125,000 shares of common stock were issued in exchange for accounting services in the amount of $6,890.

           On March 10, 1999, 300,000 shares of common stock were issued in exchange for accounting services in the amount of $15,000.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 2     CAPITAL STOCK TRANSACTIONS (CONTINUED)

           On March 22, 1999, 200,000 shares of common stock were issued to the Board of Directors of Safe Tech as compensation for their services. The Company has valued these shares at $0.045 per share, and recorded them as consultant fees.

           On May 3, 1999, 600,000 shares of common stock were issued to an unrelated party for $15,000 in cash.

           On June 1, 1999, 100,000 shares of common stock were issued in exchange for accounting services. The Company has valued these shares at $0.04 per share, and recorded them as accounting services.

           On September 28, 1999, 4,285,714 shares of common stock were issued in connection with the acquisition of Connect.Ad, Inc., Connect.Ad Services, Inc., and Connect.Ad of South Florida, Inc. (see Note 11).

           On December 8, 1999, 600,000 shares of common stock were issued to the Board of Directors of Safe Tech as compensation for their services. The Company has valued these shares at $0.045 per share, and recorded them as consultant fees.

           On December 30, 1999, 50,000 shares of common stock were issued in exchange for accounting services. The Company has valued these shares at $0.045 per share, and recorded them as accounting services.

           On December 31, 1999, 4,900,000 shares of common stock were issued as compensation for public relation services. The Company has valued these shares at $0.045 per share, and recorded them as consultant services.

           On December 31, 1999, 550,000 shares of common stock were issued to certain consultants of the Company in exchange for their services rendered to the Company. The Company has valued these shares at $0.045 per share, and recorded them as consultant fees.

           On December 31, 1999, 11,000,000 shares of common stock were issued to employees as compensation in lieu of cash payment. The Company has valued these shares at $0.045per share, and recorded them as salaries.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 2     CAPITAL STOCK TRANSACTIONS (CONTINUED)

           The Company's common stock as of December 31, 1999 and 1998 consisted of the following:

                                                        1999           1998
                                                        ----           ----
                  999,999,000 shares authorized;
                  746,200,414 shares in 1999 and
                  712,489,700 in 1998, issued and
                  outstanding $0.00001 par value.      $7,602         $7,125
                                                       ======         ======

NOTE 3     SUBSCRIPTIONS

           The Company entered into a subscription agreement for the purchase of 4,405,882 shares common stock for $40,000 on November 4, 1998. At December 31, 1999, the Company had received payments amounting to $40,000. No stock has been issued relating to this subscription.

NOTE 4     PROPERTY AND EQUIPMENT AND DEPRECIATION

           Property and equipment at December 31, 1999 and 1998 consisted of the following:

                                                        1999           1998
                                                        ----           ----

                    Computer equipment                 $129,025
                    Computer software                    24,175
                    Telephone equipment                   4,559        $4,559
                    Furniture and fixtures               38,240
                                                       --------        ------
                                                        195,999         4,559
                    Less: Accumulated depreciation      (21,294)         (326)
                                                       --------        ------
                                                       $174,705        $4,233
                                                       ========        ======

           Depreciation expense for the years ended December 31, 1999 and 1998 was $20,968 and $326, respectively.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 5     INTANGIBLE ASSETS

           At December 31, 1999 and 1998, intangible assets were summarized by major classification as follows:

                                                        1999            1998
                                                        ----            ----

                    Copyrights and trademarks          $199,455       $199,455
                    Goodwill                            436,054        146,088
                                                       --------       --------
                                                        635,509        345,543
                    Less: Accumulated amortization      (48,483)       (20,575)
                                                       --------       --------
                                                       $587,026       $324,968
                                                       ========       ========

           Amortization expense for the years ended December 31, 1999 and 1998 were $27,908 and $20,575, respectively.

NOTE 6     LEASES

           The Company rents office space in Palm Beach and Boca Raton, Florida on a month to month basis. There is no lease in force. The monthly total rent is currently $3,514. The Company also rents office furniture and equipment on a month to month basis for $1,000 per month from the president. The Company leases telephone equipment through a capital lease. The term of the lease is for 36 months, commencing July 22, 1998, in the amount of $119.48 plus sales tax per month. There is a $1.00 purchase option at the end of the lease.

           Rental expense for the years ended December 31, 1999 and 1998 was $36,448 and $22,471, respectively.

NOTE 7     INCOME TAXES

           The Company and its subsidiaries file consolidated income tax returns. No provision has been made in the accompanying financial statements for income taxes payable because of the Company's operating loss from operations. At December 31, 1998, the Company had $2,422,800 of operating loss carryforwards for financial reporting and income tax purposes available to offset future income taxes expiring through the year 2018. Net operating losses of $919,942 for the year ended December 31, 1999 will expire in 2019. Additionally, the Company has approximately $44,000 of research and development credits available to offset future income taxes through the year 2005. There can, however, be no assurance that the Company will have future operating profits.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 8     SHORT-TERM DEBT

           At December 31, 1999 and 1998, short-term debt consisted of the following:

                                                                                         1999            1998
                                                                                         ----            ----
                  8% note payable to an officer,  unsecured, due on
                  demand.  Upon any  default,  the note becomes due
                  immediately at an interest rate of 18% per annum.                     $152,293        $ 97,240

                  Note payable to a shareholder,  unsecured, due on
                  demand, no interest rate specified.                                     58,785          25,000

                  Note payable to an individual,  unsecured, due on
                  demand, with an interest rate of 5.5%.                                  35,143           --

                  Note payable to DLSK Trust, unsecured, due on February 10,
                  2000, with a 12% interest rate specified.                               20,000          --

                  Note  payable to an  officer,  unsecured,  due on
                  demand, no interest rate specified.                                      1,350           1,350
                                                                                        --------        --------

                  Total short-term debt                                                 $267,571        $123,590
                                                                                        ========        ========


           Interest expense for the years ended December 31, 1999 and 1998 was $11,769 and $12,140, respectively.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 9     STOCK AWARDS

           The Company has an Incentive Stock Award Plan 2000 for selected employees, officers, directors and key consultants to the Company and its subsidiaries. The number of shares and grant dates are determined at the discretion of a committee, consisting of not less than two members of the Board of Directors of the Company. A maximum of 30,000,000 shares of common stock may be issued under the plan. An accumulation of 15,000,000 shares from the prior plan has been added to the current plan for a total of 45,000,000 shares under the stock award plan.

           At December 31, 1999, there were 26,495,764 shares granted under the stock award plan.

NOTE 10    EMPLOYMENT AGREEMENTS

           The Company entered into an employment agreement dated January 30, 1998 with Barbara Tolley, its president and CEO. The term of the agreement is for a period of two (2) years, commencing on February 9, 1998 and ending on February 9, 2000.

           On February 9, 2000, the contract was renewed for one (1) year with the same terms.

           In consideration of the services performed, the Company will pay a monthly salary of $10,000, payable in all cash, or half cash/half stock, all stock, or partial accrual, at the option of the employee.

           In addition, the agreement calls for the Company to provide additional employment benefits, which include automobile, insurance, telephone, dues and vacation.

           In March, 2000, the Company entered into an employment agreement with Randy Swatt, President, and a member of the Board of Directors of Internet Associates International, Inc. The term is for a period of one (1) year with a monthly salary of $5,000, payable semi-monthly.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 11    ACQUISITIONS

           During 1999, the Company acquired the following businesses:

           Internet Associates International, Inc.
           ---------------------------------------
           On January 29, 1999, the Company acquired Internet Associates International, Inc., a Nevada corporation. In March, 2000, an amendment to the acquisition agreement was settled for 100% of Internet Associates International, Inc. common stock in exchange for 25,000,000 shares of common stock of Safe Tech. The acquisition has been accounted for by the purchase method of accounting and accordingly, their results have been included in the consolidated financial statements from their respective dates of acquisition. Had the results of these businesses been included in operations commencing with 1998, the reported results would not have been materially affected.

           As part of the transaction, Franklin L. Frank, a past director, will receive 1,500,000 shares of common stock as a finder's fee. As of the date of these financial statements, none of the shares have been issued.

           Connect.Ad., Inc.; Connect.Ad, Services, Inc.; Connect.Ad of South Florida, Inc.
           ------------------------------------------------------------------
           On September 30, 1999, the Company acquired three (3) Florida corporations engaged in Internet services and products. The acquisitions have been accounted for by the purchase method of accounting and, accordingly, their results have been included in the consolidated financial statements from their respective dates of acquisition. Had the results of these businesses been included in operations commencing with 1998, the reported results would not have been materially affected.

           The total purchase price of $300,000 was allocated as follows:

                    Cash - Banks                                $   2,932
                    Accounts receivable                             6,080
                    Fixed assets                                    4,784
                    Security deposit                                  768
                    Accounts payable                               (4,530)
                    Goodwill                                      289,966
                                                                 --------

                    4,285,714 shares of common stock
                        at a fair value of $.0.07                $300,000
                                                                 ========