Form 10KSB40/A
period 1999-12-31
SAFE TECHNOLOGIES INTERNATIONAL INC
filed 2000-05-11
CIK 829117

FORM 10KSB/A

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

         Transitional Small Business Disclosure Format (check one): Yes   No: X

PART I


Explanatory Note

         This Amendment to the report on Form 10-KSB for the fiscal year ended December 31, 1999 of Safe Technologies International, Inc., a Delaware corporation (the "Company") is being filed by the Company to amend certain items in the financial statements. Specifically, the changes to the financial statements are found in the 1999 section of the Statement of Changes in Shareholders' Equity wherein certain shares of common stock previously issued pursuant to a business acquisition were canceled when the acquisition was terminated and the agreement rescinded. The change in number of shares of common stock outstanding as a result of their 1999 cancellation is also necessarily reflected in the number of shares of common stock outstanding in the Balance Sheet. Footnote 9 to the financial statements was also amended to provide more detail of the Comany's Year 2000 Stock Award Plan. Finally, there are minor aesthetic changes in the Amended Form 10-KSB in the context of the discussion of issuance of certain shares of the Company's common stock in lieu of cash compensation reflecting that the shares issued were in fact shares of common stock.


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

Item 1.  Business

Overview


         The Company is a multi-faceted e-commerce company. As of March 31, 2000, the Company has three active subsidiaries: Internet Commerce, Inc., a Florida corporation ("Internet Commerce" or "ICI"), Internet Associates International, Inc, a Nevada corporation ("Internet Associates" or "IAI") and Connect.Ad, Inc. a Florida corporation ("Connect.ad"). Unless the context otherwise requires, the term "Company" shall refer to the Company, ICI, IAI and Connect.ad.


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


         Selling, general, and administrative expenses were $1,674,187 for fiscal 1999 compared to $718,908 for fiscal 1998. This is attributable to the ramping up of operations in terms of personnel, additional depreciation on equipment and systems, and amounts paid to outside consultants in upgrading and placing online infrastructure for our continued growth. Approximately $800,000 of consulting fees included in total selling, general and administrative expenses of $1,674,187 for fiscal 1999 is attributable to the Company's issuance of approximately 18,245,000 SFAD shares of its common stock in lieu of cash compensation to various service providers.


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

         (i) The Company filed a report on Form 8-K dated October 5, 1999 which reported information under Item 5 - Other Events.

         (ii) The Company filed a report on Form 8-K dated October 13, 1999 which reported information under Item 5 - Other Events.

         (iii) The Company filed a report on Form 8-K dated November 4, 1999 which reported information under Item 5 - Other Events.

         (iv) The Company filed a report on Form 8-K dated December 2, 1999 which reported information under Item 5 - Other Events.

SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this Amendment No. 1 to the Company's Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


SAFE TECHNOLOGIES INTERNATIONALS, INC.



Date:    May 11, 2000          By:  /s/ Barbara L. Tolley
                                      -----------------------------------------
                                      Barbara L. Tolley
                                      Chief Executive and Officer and Chairman


In accordance with the Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:    May 11, 2000           By: /s/ Barbara L. Tolley
                                      ------------------------------------------
                                      Barbara L. Tolley
                                      Chief Executive and Officer and Chairman


Date:    May 11, 2000           By: /s/ Bradford Tolley
                                      ------------------------------------------
                                      Bradford Tolley
                                      Chief Financial Officer

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

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                                                     1999            1998
Current liabilities
  Accounts payable                                               $    65,214     $    57,776
  Accrued expenses                                                   158,846          37,452
   Notes payable                                                     267,571         123,590
   Deferred income                                                    33,388
   Lease payable, current portion                                      1,393               -
                                                                 -----------     -----------

Total current liabilities                                            526,412         218,818

Long term liabilities
   Lease payable                                                       1,014


Shareholders' equity
  Common stock $.00001 par value, authorized
    999,999,000 shares; issued and outstanding:
    746,200,414 and 712,489,700  shares respectively                   7,462           7,125
  Capital subscribed                                                  40,000          40,000
      Less: subscription receivables                                       -          (1,000)
  Additional paid in capital                                       3,714,589       2,591,531
  Retained earnings (deficit)                                     (3,342,742)     (2,422,800)
                                                                 -----------     -----------


                                                                     419,309         214,856
                                                                 -----------     -----------

                                                                 $   946,735     $   433,674
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

                                    SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                             AND SUBSIDIARIES
                               STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                         Common Stock            Capital       Paid in      Accumulated
                                                   Shares            Amount    Subscribed      Capital        Deficit        TOTAL
                                                  ----------------------------------------------------------------------------------
                                   Sub-total        743,100,414     $ 7,431    $ 40,000     $2,945,120   $ (2,422,800)    $ 570,751

Issuance of shares of common stock to
   the members of Board of Directors valued
   at $ 0.045 per share on December 8, 1999.            600,000           6                     26,994                       27,000

Issuance of shares of common stock to an
   unrelated party in compensation for
   accounting services valued at $ 0.045
   per share on December 30, 1999.                       50,000           1                      2,249                        2,250

Issuance of common stock for consulting
   services for the year ending December 31, 1999       550,000           5                     24,745                       24,750

Issuance of common stock for Public Relations
   services for the year ending December 31, 1999.    4,900,000          49                    220,451                      220,500

Issuance of common stock for employee
   compensation in lieu of cash payment              11,000,000         110                    494,890                      495,000


Cancelation of shares of common stock of GMG
   acquisition. GMG returned these shares after the
   cancelation of the acquisition agreement.        (14,000,000)       (140)                       140                          --


Net loss December 31, 1999                                                                                   (919,942)     (919,942)
                                                  ----------------------------------------------------------------------------------

Balance December 31, 1999                           746,200,414     $ 7,462    $ 40,000     $3,714,589   $ (3,342,742)    $ 419,309
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



Shareholders' equity note:
Approximately 18,240,000 shares of the Company's common stock have been awarded to various service providers in lieu of cash consideration. On January 29, 1999 the Company issued 25,000,000 shares of its common stock in connection with the acquisitions of all the shares of common stock of Internet Associates International, Inc. The Company acquired assets with a fair value of $ 291,700 and assumed liabilities for $ 266,700.


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

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 9     STOCK AWARDS


           The Company has a Stock Incentive Plan (the "Plan") that was established on April 1, 1998 and was registered in September, 1998. Under the Plan, 30,000,000 option shares, 15,000,000 stock awards, and 15,000,000 shares of restricted stock were registered. In 1998, 7,325,000 shares were granted under the Plan.

           During the forth quarter of 1999, the Company established the Safe Technologies International, Inc. - Year 2000 Stock Award Plan (the ""Year 2000 Plan"). Pursuant to the Year 2000 Plan, the Company registered 30,000,000 shares of its common stock, to be awarded to eligible persons thereunder. During fiscal 1999, 18,770,764 shares of common stock were granted by the Company to eligible persons under both the Plan and the Year 2000 Plan.


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