Form 10QSB
period 2000-03-31
SAFE TECHNOLOGIES INTERNATIONAL INC
filed 2000-05-15
CIK 829117

==========================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10QSB


                Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2000


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

     Common Stock, $0.00001 Par Value - 746,200,414 shares as of
May 1, 2000.

INDEX
-----

                                                                      Page
                                                                      ----
PART I   FINANCIAL INFORMATION


  Item 1.  Financial Statements

           Consolidated Balance Sheets -
           March 31, 2000 (Unaudited) and December 31, 1999.............3

           Consolidated Statements of Operations (Unaudited) -
           Three Months Ended March 31, 2000 and March 31, 1999.........4

           Consolidated Statements of Changes in
           Stockholders Equity (Unaudited) -
           Three Months Ended March 31, 2000............................5

           Consolidated Statements of Cash Flows (Unaudited) -
           Three Months Ended March 31, 2000 and March 31, 1999.........7

           Notes to Unaudited Consolidated Financial Statements.........8


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................16


PART II  OTHER INFORMATION

  Item 1.  Legal Proceedings...........................................22

  Item 2.  Changes in Securities.......................................22

  Item 3.  Defaults Upon Senior Securities.............................22

  Item 4.  Submission of Matters to a Vote of Security Holders.........22

  Item 5.  Other Information...........................................22

  Item 6.  Exhibits and Reports on Form 8-K............................22


  Signature............................................................23

PART 1 - FINANCIAL STATEMENT PRESENTATION


                           SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
                                   CONSOLIDATED BALANCE SHEETS


                                                                                 March 31,         December 31,
                                                                                   2000                 1999

(UNAUDITED)
                                                          ASSETS
        CURRENT ASSETS
            Cash                                                           $       19,371        $      16,372
            Accounts receivable (net of allowance for doubtful
              Accounts $14,210 and $2,755)                                        128,753              126,331
            Other current assets                                                    2,337                1,327
                                                                           --------------        -------------
                    TOTAL CURRENT ASSETS                                          150,461              144,030

            Fixed assets (net of accumulated depreciation
              of $27,696 and $21,294)                                             170,453              174,705

        OTHER ASSETS
            Deposits                                                               19,791               15,974
            Goodwill and trademarks (net of accumulated
              amortization $59,075 and $48,483)                                   576,434              587,026
            Other assets                                                           21,875               25,000
                                                                           --------------        -------------
                    TOTAL OTHER ASSETS                                            618,100              628,000

                                                                           --------------        -------------
                    TOTAL ASSETS                                           $      939,014       $      946,735
                                                                            =============        =============


                                          LIABILITIES AND STOCKHOLDERS' EQUITY

        CURRENT LIABILITIES
          Accounts payable                                                    $    64,790        $    65,214
          Accrued expenses                                                        178,520            158,846
           Notes payable                                                          336,514            267,571
           Deferred income                                                          6,290             33,388
           Lease payable, current portion                                           1,393              1,393
                                                                              -----------        -----------

        TOTAL CURRENT LIABILITIES                                                 587,507            526,412

        LONG TERM LIABILITIES
           Lease payable                                                              629              1,014

        SHAREHOLDERS' EQUITY
          Common stock $.00001 par value, authorized
            999,999,000 shares; issued and outstanding:
            746,200,414 and 746,200,414 shares respectively                         7,462              7,462
          Capital subscribed                                                       40,000             40,000
          Additional paid in capital                                            3,714,589          3,714,589
          Retained earnings (deficit)                                          (3,411,173)        (3,342,742)
                                                                              -----------        -----------

                                                                                  350,878            419,309
                                                                              -----------        -----------

                                                                              $   939,014        $   946,735
                                                                              ===========        ===========






                           SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
                              CONSOLIDATED STATEMENT OF OPERATIONS
                                          (UNAUDITED)


                                                                       For Three                 For Three
                                                                      Months Ended              Months Ended
                                                                        March 31,                 March 31
                                                                          2000                      1999

Income
  Sales net of returns                                               $   166,335               $  226,337
  Cost of sales                                                           12,222                    9,890
                                                                     -----------               ----------
Gross profit                                                             154,113                  216,447

Expenses
   General and administrative expenses                                    54,329                   71,895
   Salaries                                                              115,113                  112,348
   Consulting fees                                                         9,813
   Proxy and brokers services                                              1,315
   Accounting and legal                                                   17,068                   42,811
   Depreciation and amortization                                          16,994
   Advertising & promotions                                                  335                   10,604
   Management expenses                                                     3,125
                                                                    -----------               ----------

                                                                         218,092                  237,658
                                                                     -----------               ----------

Other income (expenses)
   Interest income                                                                                    110
   Interest expense                                                        4,452
                                                                     -----------               ----------

Net loss                                                             $   (68,431)              $  (21,101)
                                                                     ===========               ==========

Earning per share

   Net loss per share                                                $ (0.000092)              $   (0.001)
                                                                     ===========               ==========



                           SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
                   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
                                          (UNAUDITED)



                                                         Common Stock            Capital       Paid in      Accumulated
                                                   Shares            Amount    Subscribed      Capital        Deficit        TOTAL
                                                  ----------------------------------------------------------------------------------

Balance December 31, 1998                           712,489,700     $ 7,125  $ 39,000       $2,591,531   $ (2,422,800)    $ 214,856
Less adjustments in 1999                                                        1,000          (19,995)                     (18,995)
Internet Associates International acquisition
   (January 29, 1999)                                25,000,000         250        --           24,750                       25,000


Issuance of shares common stock to unrelated
   party in exchange for accounting services
   valued at $6,890 on March 2, 1999.                   125,000           1                       6,889                       6,890

Issuance of shares of common stock to unrelated
   party in exchange for accounting services
   valued at $ 15,000, on March 10, 1999.               300,000           3                      14,997                      15,000

Issuance of shares of common stock on
   March 22, 1999 to a member of Board of
   Directors for consultant services
   valued at $ 0.045 per share                          200,000           2                       7,998                       8,000

Issuance of shares of common stock on
   May 3, 1999 in exchange for cash                     600,000           6                      14,994                      15,000

Issuance of shares of common stock to an
   unrelated party in compensation for
   accounting services valued at $ 0.04
   per share on June 1, 1999.                           100,000           1                       3,999                       4,000

                                                   ---------------------------------------------------------------------------------
                                   Sub-total        738,814,700     $ 7,388  $ 40,000        $2,645,163   $ (2,422,800)    $ 269,751

                           SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
                   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
                                          (UNAUDITED)


                                                         Common Stock            Capital       Paid in      Accumulated
                                                   Shares            Amount    Subscribed      Capital        Deficit        TOTAL
                                                  ----------------------------------------------------------------------------------
                                   Sub-total        738,814,700     $ 7,388  $ 40,000        $2,645,163   $ (2,422,800)    $ 269,751

Connect.ad, Inc., Connect.ad Services, Inc.
   and Connect.ad of South Florida,
   Inc - acquisition                                  4,285,714          43                     299,957                     300,000

Issuance of shares of common stock to
   the members of Board of Directors valued
   at $ 0.045 per share on December 8, 1999.            600,000           6                     26,994                       27,000

Issuance of shares of common stock to an
   unrelated party in compensation for
   accounting services valued at $ 0.045
   per share on December 30, 1999.                       50,000           1                      2,249                        2,250

Issuance of common stock for consulting
   services for the year ending December 31, 1999       550,000           5                     24,745                       24,750

Issuance of common stock for Public Relations
   services for the year ending December 31, 1999.    4,900,000          49                    220,451                      220,500

Issuance of common stock for employee
   compensation in lieu of cash payment              11,000,000         110                    494,890                      495,000


                                                  ----------------------------------------------------------------------------------

                                   Sub-total        760,200,414     $ 7,602    $ 40,000     $3,714,449   $ (2,422,800)    $1,339,251





                           SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
                   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
                                          (UNAUDITED)


                                                         Common Stock            Capital       Paid in      Accumulated
                                                   Shares            Amount    Subscribed      Capital        Deficit        TOTAL
                                                  ----------------------------------------------------------------------------------
                                   Sub-total        760,200,414     $ 7,602    $ 40,000     $3,714,449   $ (2,422,800)    $1,339,251

Cancellation of shares of common stock of GMG
Acquisition GMG returned these shares after the
cancellation of the acquisition agreement           (14,000,000)       (140)                       140

Net loss December 31, 1999
(919,942)     (919,942)
                                                  ----------------------------------------------------------------------------------

Balance December 31, 1999 (Audited)                 746,200,414       7,462      40,000      3,714,589     (3,342,742)      419,309

Net loss March 31, 2000                                                                                       (68,431)      (68,431)

Balance March 31, 2000 (UnAudited)                  746,200,414     $ 7,462    $ 40,000     $3,714,589   $ (3,411,173)    $ 350,878

==================================================================================





                           SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                          (UNAUDITED)


                                                                    For Three             For Three
                                                                   Months Ended          Months Ended
                                                                     March 31,             March 31
                                                                       2000                  1999

Cash flows from operating activities:
  Net loss                                                         $ (68,431)              (22,124)
                                                                  ----------              --------
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                                   16,994
      Allowance for doubtful accounts
      (Gain) loss on disposal of property
      (Increase) decrease in accounts receivable                      (2,422)              (67,295)
      (Increase) decrease in inventories
      (Increase) decrease in prepaid expense
      (Increase) decrease in notes receivables                                               6,955
      (Increase) decrease in other assets                             (1,702)
      Increase (decrease) in accounts payable                           (424)                26,831
      Increase (decrease) in accrued liabilities                      19,674                 30,000
      Increase (decrease) in other payables                           68,558
      Increase (decrease) in deferred income                         (27,098)
      Increase (decrease) in shareholders' loan
                                                                  ----------            ----------

      Total adjustments                                               73,580                (3,509)
                                                                  ----------            ----------

  Net cash used by operating activities                                5,149               (25,633)

Cash flows from investing activities:
  Cash payment for purchase of intangibles
  Cash payments for the purchase of property                          (2,150)             (176,327)
                                                                  ----------            ----------

  Net cash used by investing activities                               (2,150)             (176,327)
                                                                  ----------            ----------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                               $   166,333
  Proceeds form capital subscribed
                                                                   ---------           -----------

  Net cash provided by financing activities                                                166,333
                                                                   ---------           -----------

Net increase in cash and cash equivalents                              2,999               (35,627)

Cash and cash equivalents, beginning of the quarter                   16,372                66,471
                                                                   ---------           -----------

Cash and cash equivalents, end of the quarter                      $  19,371           $    30,844
                                                                   ---------           -----------

Supplemental disclosures of cash flow information:
  Cash paid during the period for:

    Interest expense                                               $   4,452           $
-
                                                                   ---------           -----------


                   SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
                                 AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         THREE MONTHS ENDED MARCH 31, 2000

NOTE 1    UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles. For further information, such as significant accounting policies followed by the Company, refer to the notes to the Company's audited financial statements.

In the opinion of management, the unaudited financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. The results of operations for the three-month periods ended March 31, 2000 and 1999 are not necessarily indicative of operating results to be expected for a full year.


NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description
Safe Technologies International, Inc. ("Safe Tech") and its subsidiaries is a multi-faceted company specializing in Internet services and products.

Organization
The Company was incorporated under the laws of the state of Delaware on August 21, 1987 as Safe Aid Products, Incorporated. On February 9, 1998, the Company changed its name to Safe Technologies International, Inc.

Basis of Consolidation
The consolidated financial statements include the accounts of Safe Technologies International, Inc. and its subsidiaries, Internet Commerce, Inc., Total Microcomputers, Inc. (inactive), Connect.Ad, Inc., Connect.Ad Services, Inc., Connect.Ad of South Florida, Inc. and Internet Associates International, Inc. All material intercompany transactions and balances have been eliminated in the consolidated financial statements.

                   SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
                                 AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         THREE MONTHS ENDED MARCH 31, 2000


NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents
For purposes of the consolidated statements of cash flows, the Company treats all short-term investments with maturities of three months or less at acquisition to be cash equivalents.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Advertising
Advertising costs are charged to operations when incurred. Advertising costs of $335 were incurred during the three months ended March 31, 2000.

Revenue Recognition
Revenues of Safe Tech, Internet Commerce, Inc., Connect.Ad, Inc., Connect.Ad Services, Inc., Connect.Ad of South Florida, Inc. and Internet Associates International, Inc. are recognized at the time the services are rendered to customers. Services are rendered when the Company's representatives receive the customer's requests and complete the customer's orders.

Financial Instruments
Cash and cash equivalents, accounts receivable and accounts payable are short-term in nature and the net values at which they are recorded are considered to be reasonable estimates at their fair values. The carrying values of notes payable are deemed to be reasonable estimates of their fair values.

Accounts Receivable
It is the policy of management to review the outstanding accounts at year-end, as well as review bad debts, and establish an allowance for doubtful accounts and uncollectible amounts.

                   SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
                                 AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         THREE MONTHS ENDED MARCH 31, 2000

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible Assets
The Company continually evaluates the carrying value of goodwill and other intangible assets to determine whether there are any impairment losses. If indicators of impairment are present in intangible assets used in operations, and future cash flows are not expected to be sufficient to recover the assets' carrying amount, an impairment loss would be charged to expense in the period identified.

No reduction for impairment of intangible assets was necessary at March 31, 2000 or 1999.

Property and Equipment
Property and equipment are stated at cost. Depreciation of depreciable assets is computed using the straight-line method of depreciation over the estimated useful lives of the assets. The estimated useful life is between 5 to 7 years.

Credit Risk
Financial instruments that potentially subject the Company to credit risk include cash on deposit with five financial institutions amounting to $19,371 at March 31, 2000, and $16,372 at December 31, 1999, which was insured for up to $500,000 by the U.S. Federal Deposit Insurance Corporation (FDIC).

Amortization
Amortization of trademarks and copyrights, and goodwill is determined utilizing the straight-line method based generally on the estimated useful lives of the intangibles as follows:

    Trademarks and copyrights   15 years
    Goodwill                    15 years

Accounting Pronouncements
In June 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information (SFAS No. 131) which established presentation of financial date based on the "management approach". SFAS No. 131 is applicable for fiscal years beginning after December 15, 1997. For the current fiscal year we are not going to present segment reporting because it is immaterial.

                   SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
                                 AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         THREE MONTHS ENDED MARCH 31, 2000

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Loss per Share and Diluted Loss per Share
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128), which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS No. 128 supercedes Accounting Principle Board Opinion No. 15 entitled Earnings Per Share. Basic earnings per share are computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

The numerator in calculating basic earnings per share is reported net loss. The denominator is based on the following weighted-average number of common shares:

    Basic    746,200,414

Basic Loss per Share and Diluted Loss per Share
The 14,727,280 shares of common stock, reserved in connection with warrants are not included in the diluted earnings per share calculation since the exercise price is greater than the average market price.


NOTE 3    CAPITAL STOCK TRANSACTIONS

The Articles of Incorporation provide for the authorization of 950,000,000 shares of common stock at $.00001 par value. On January 30, 1999, the stockholders approved increasing the authorized number of shares to 999,999,000.

                   SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
                                 AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         THREE MONTHS ENDED MARCH 31, 2000

NOTE 3    CAPITAL STOCK TRANSACTIONS (CONTINUED)

In June of 1988, the Company completed a sale of 150,000 units to the public at a price of $10 per unit. The Company received proceeds in the amount of $1,213,841, net of commissions and expenses to the underwriter, legal, accounting and other expenses related to the public offering in the amount of $286,159. Each unit consisted of 1,000 shares of common stock, $.00001 par value, and 500 redeemable common stock warrants designated redeemable Warrant "A". Each redeemable Warrant "A" would, upon exercise, entitle the holder to purchase one share of common stock for $.20 per share and to receive one redeemable Class "B" Common stock purchase warrant. Each redeemable Class "B" Common Stock purchase warrant would, upon exercise, entitle the holder to purchase one share of common stock for $.50 per share. These exercise periods of both Class "A" and Class "B" warrants have been extended by the Board of Directors through January 9, 2000, after giving effect to the ten for one reverse split on February 9, 1998. At March 31, 2000, 14,727,280 shares of common stock, reserved in connection with such warrants remain outstanding. There was no market activity for these warrants through March 31, 2000.

NOTE 4    SUBSCRIPTIONS

The Company entered into a subscription agreement for the purchase of 4,405,882 shares of common stock for $40,000 on November 4, 1998. At Mach 31, 2000, the Company had received payments amounting to $40,000. No stock has been issued relating to this subscription.

NOTE 5    PROPERTY AND EQUIPMENT AND DEPRECIATION

Property and equipment at March 31, 2000 consist of the following:

    Computer equipment              $131,175
    Computer software                 24,175
    Telephone equipment                4,559
    Furniture and fixtures            38,240
                                     -------
                                     195,999
    Less: Accumulated depreciation   (27,696)
                                     =======
                                    $170,453



Depreciation expense for the three months ended March 31, 2000 was $6,402.

                   SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
                                 AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         THREE MONTHS ENDED MARCH 31, 2000


NOTE 6    INTANGIBLE ASSETS

At March 31, 2000, intangible assets were summarized by major classification as follows:

     Copyrights and trademarks       $199,455
     Goodwill                         436,054
                                      -------
                                      635,509
     Less: Accumulated amortization   (39,075)
                                      =======
                                     $576,434


Amortization expense for the three months ended March 31, 2000 was $10,592.


NOTE 7    LEASES

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

Rental expense for the three months ended March 31, 2000 was $12,058.


NOTE 8    INCOME TAXES

The Company and its subsidiaries file consolidated income tax returns. No provision has been made in the accompanying financial statements for income taxes payable because of the Company's operating loss from operations. At December 31, 1998, the Company had $3,342,743 of operating loss carry-forwards for financial reporting and income tax purposes available to offset future income taxes expiring through the year 2019. Net operating losses of $68,431 for the three months ended March 31, 2000 will expire in 2020. Additionally, the Company has approximately $44,000 of research and development credits available to offset future income taxes through the year 2005. There can, however, be no assurance that the Company will have future operating profits.

                   SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
                                 AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         THREE MONTHS ENDED MARCH 31, 2000


NOTE 9    SHORT-TERM DEBT

At March 31, 2000, short-term debt consisted of the following:

8% note payable to an officer, unsecured, due on demand.
Upon any default, the note becomes due immediately at an
interest rate of 18% per annum.                               $185,436

Note payable to a shareholder, unsecured, due on demand,
no interest rate specified.                                    114,585

Note payable to an individual, unsecured, due on demand,
with an interest rate of 5.5%.                                  35,143

Note payable to an officer, unsecured, due on demand,
no interest rate specified.                                      1,350
                                                               =======
Total short-term debt                                         $336,514

Interest expense for the three months ended March 31, 2000 was $4,192.


NOTE 10   STOCK AWARDS



The Company has a Stock Incentive Plan that was established on April 1, 1998 and was registered in September, 1998. The Plan contained 30,000,000 Option Shares, 15,000,000 Stock Awards, and 15,000,000 shares of 144 Restricted Stock. In 1998, 7,325,000 shares were granted under the plan.

During the fourth quarter of 1999, the Company established the Safe-Technologies International, Inc. - Year 2000 Stock Award Plan (the "Year 2000 Plan"). Pursuant to the year 2000 Plan, the Company registered 30,000,000 shares of its common stock, to be awarded to eligible persons thereunder. During fiscal 1999, the Company granted 18,770,764 shares of common stock to eligible persons under both the Plan and the Year 2000 Plan.


NOTE 11   EMPLOYMENT AGREEMENTS

The Company entered into an employment agreement dated January 30, 1997 with Barbara Tolley, its president and CEO. The term of the agreement is for a period of two (2) years, commencing on February 9, 1998 and ending on February 9, 2000.

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

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Safe Technologies International, Inc., formerly known as Safe Aid Products, Inc. (the "Company"), has concluded an interesting first quarter. Unless the context otherwise requires, the term "Company" as used herein refers to the Company and its subsidiaries.

Pursuant to the Company Business Plan and a critical path analysis, management focused significant attention to controlling expenses. First quarter cost saving efforts included the physical relocation of the Connect.Ad companies, Connect.Ad, Inc., Connect.Ad of South Florida, Inc. and Connect.Ad Services, Inc.(together referred to as the "Connect.Ad Companies"), as well as Internet Commerce International, Inc.("ICI"), all wholly owned subsidiaries of the Company, to the existing 123 NW 13th Street, Boca Raton, Florida address of Internet Associates International, Inc. ("IAI"), also a wholly owned subsidiary. We expect significant cost savings with the subsidiaries' physical consolidation, primarily due to our planned re-engineering or elimination of functional redundancies at certain staff positions.

We began meetings and negotiations with two different significant potential business combination candidates during the first quarter, consistent with our stated business objective of growing the Company through strategic alliances which complement our core competencies. One such group has vertically integrated Internet-based businesses, and the other group has a substantial traditional platform business model. Once our due diligence is completed with respect to establishing the value of such prospective acquisitions, a final determination will be made as to which alternatives would offer the greatest synergies, the ultimate objective of which is the enhancement of Company and shareholder value. Both entities have submitted Letters of Intent to the Company, which we have not executed pending the completion of our preliminary due diligence. Both entities have indicated their interest in having key management and board positions with the Company.

Our wholly owned subsidiary, IAI, concluded a productive quarter with several
notable web site development assignments:   karlehmer.com  - Karl Ehmer
Quality Meats (New York based); benchads.com - an Advertising company selling space on bus benches (Miami, Florida based); gautierusa.com - Gaurier USA, Inc., a furniture company specializing in contemporary lines of furniture (Pompano Beach, Florida based). IAI also produced a considerable volume of Banner Ads for companies, due to IAI's expertise in generating traffic for clients.

ICI's focus during the quarter was planning for updates and re-vamping of its two large web sites, cybermallscastle.com, with a view toward providing a more user friendly shopping environment, and famousshoppingstreets.com, a portal which mirrors the shopping experience of a virtual street with different shop fronts which browsers can click in and out of at will.

Our wholly owned subsidiaries, the Connect.Ad Companies, involved in franchising Internet marketing sites, are in the process of having their Uniform Offering Circular ("UFOC"), or franchise offering document, modified to include the Company's various other Internet subsidiaries' services as part of the franchisee package offering. A newly engaged franchise firm, Katten Muchin Davis, based in Washington, D.C. is finalizing the modification to the UFOC documentation.

Results of Operations

Revenues were $166,335 for the first quarter of 2000 and were $226,337 for the first quarter of 1999, representing a decrease of 26%. We believe that the difference in revenues for the first quarter of this year as compared to last year's first quarter are timing differences only.

Approximately, $151,176 or 91% of these revenues were from IAI, $1,800 or 1% of these revenues were from ICI, and $13,359 or 8% of these revenues were from the Connect.Ad Companies.

Cost of revenues were $12,222 for the first quarter of 2000 and were $9,890 for the first quarter of 1999, representing an increase of 24%. This difference is attributable to small classification variances and is immaterial to the financial statements taken as a whole.

Selling, general and administrative expenses were $218,092 for the first quarter of 2000 compared to $237,659 for the first quarter of 1999, representing more than an 8% decrease.

As a result of the foregoing, the Company's operating loss for the first quarter of 2000 was $68,431 compared to $21,101 for the first quarter of 1999.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, the Company had a cash balance of $19,371 as compared to a balance of $16,372 as of the fiscal year ended December 31, 1999. For the period ended March 31, 2000, the Company had a working capital deficit of $437,046 compared with a working capital deficit of $382,382 on December 31, 1999.

Net cash provided by operating activities was $5,149 during the first quarter of 2000 compared to ($25,633) for the first quarter of 1999. The Company used $2,150 in investing activities in the first quarter of 2000 and $176,327 in the first quarter of 1999. Net cash provided in financing activities was $0 during the first quarter of 2000 compared with $166,333 in the first quarter of 1999. As of March 31, 2000, the Company did not have any material commitments for capital expenditures.

We are in a continual process of securing additional small lots of capital.
 We believe that we have adequate resources for the next six months of operations.


CAUTIONARY STATEMENTS

Forward-looking statements in this Form 10-QSB including, withoutlimitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The following factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements: the Company's ability to successfully (i) develop and profitable grow its InCyberMall web site, including entering into agreements with merchants to sell upmarket products in the CyberMall Caste Store, (ii) to develop IAI's Internet web design, hosting and marketing business, (iii) to develop connect.ad's Internet marketing business, (iv) identify and finalize acquisition agreements with select Internet companies and/or enter into partnership agreements with established companies in high technology deals, and (v) raise additional capital to finance its operations in the next fiscal year. Additional factors, include, but are not limited to the following: the size and growth of the market for the Company's products, competition, pricing pressures, market acceptance of the Company's products and services, the effect of economic conditions, the availability of management, risks in product development and other risks identified in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 and the Company's other SEC filings.

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

For us to achieve the level of growth that we have projected consumers, suppliers, merchants and advertisers must accept our web site model as a valuable commercial tool. Consumers who have historically purchased the various product offering found on our web sites using traditional commercial channels must change that paradigm and purchase instead through our site. Consumers frequently "surf" sites like our sites in search of the various products offered therein and then ultimately revert to the traditional purchase channel. If this paradigm is not shifted, we may never achieve our anticipated growth.

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

We will rely upon third-party computer systems and third party service providers, including Internet Bandwidth Supplier. Any interruption in these third-party services or a deterioration in their performance could impair the quality of our service. If our arrangement with any of these third party were to be terminated, we may not be able to find an alternative source of systems support on a timely basis or on commercially reasonable terms.

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

We depend substantially on the services and performance of our senior management, particularly Barbara L. Tolley our Chief Executive Officer, Michael Bhathana, our Chief Information Officer and Bradford L. Tolley our Secretary, Treasurer and Vice President of Investor Relations. These individuals may not be able to fulfill their responsibilities adequately and may not remain with us. The loss of the services any executive officer or other key employees could hurt our business.

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

          None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibit 27

               Financial Data Schedule (filed herewith electronically)


          (b)  Reports on Form 8-K

               The Company filed one report on Form 8-K during the three months ended March 31, 2000.

               (i) The Company filed a report on Form 8-K dated February 10, 2000 which reported information under Item 5 - Other Information.

                 Safe Technologies International, Inc.

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Safe Technologies International, Inc., Registrant


Date: May 15, 2000                  By: /s/Barbara Tolley
------------------                  ---------------------
Date                                      President