Form 10QSB
period 2000-06-30
SAFE TECHNOLOGIES INTERNATIONAL INC
filed 2000-08-15
CIK 829117

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER: 000-17746

                  SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              Delaware                              22-2824492
   ------------------------------               -----------------
  (State or Other Jurisdiction of                (I.R.S. Employer
  Incorporation or Organization)              Identification Number)

                               249 Peruvian Avenue
                                    Suite F2
                            Palm Beach, Florida 33480

          (Address of principal executive offices, including zip code)

                                 (561) 832-2700

              (Registrant's telephone number, including area code)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.

                  YES [X]           NO [ ]

The number of issued and outstanding shares of the Registrant's Common Stock, $0.00001 par value, as of August 9, 2000 was 794,754,420.

                                      INDEX
                                      -----

                                                                      Page
                                                                      ----
PART I   FINANCIAL INFORMATION


  Item 1.  Financial Statements

           Consolidated Balance Sheets -
           June 30, 2000 (Unaudited) and December 31, 1999.............4

           Consolidated Statements of Operations (Unaudited) -
           Six Months Ended June 30, 2000 and June 30, 1999............6

           Consolidated Statements of Changes in
           Stockholders Equity (Unaudited) -
           Six Months Ended June 30, 2000..............................7

           Consolidated Statements of Cash Flows (Unaudited) -
           Six Months Ended June 30, 2000 and June 30, 1999............11

           Notes to Unaudited Consolidated Financial Statements........13


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................21


PART II  OTHER INFORMATION

  Item 1.  Legal Proceedings...........................................26

  Item 2.  Changes in Securities.......................................26

  Item 3.  Defaults Upon Senior Securities.............................26

  Item 4.  Submission of Matters to a Vote of Security Holders.........26

  Item 5.  Other Information...........................................26

  Item 6.  Exhibits and Reports on Form 8-K............................26


  Signature............................................................26

PART 1 - FINANCIAL STATEMENT PRESENTATION




                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                                  QUARTER ENDED
                                  JUNE 30, 2000

                   SAFE TECHNOLOGIES INTERNATIONAL, INC.
                             AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
         JUNE 30, 2000 (Unaudited) AND DECEMBER 31, 1999 (Audited)

                                                             June 30,                 December 31,
                                                               2000                       1999
                                                           (Unaudited)                 (Audited)
                                                           -----------                 ---------
Current assets
  Cash                                                       $ 3,454                    $ 16,372
  Accounts receivable (net of allowance for
     doubtful accounts $ 14,210 and $ 2,755)                 131,533                     126,331
  Other current assets                                         1,349                       1,327
                                                        ------------                ------------

Total current assets                                         136,336                     144,030

Fixed assets (net of accumulated depreciation
     of $ 34,098 and $ 21,294)                               165,217                     174,705

Other assets
  Deposits                                                    12,890                      15,974
  Goodwill and trademarks (net of accumulated
    amortization  $ 69,667 and $ 48,483)                     565,842                     587,026
  Other assets                                                18,750                      25,000
                                                        ------------                ------------

                                                             597,482                     628,000
                                                        ------------                ------------

                                                           $ 899,035                   $ 946,735
                                                        ============                ============


                       See notes to financial statements.


                   SAFE TECHNOLOGIES INTERNATIONAL, INC.
                             AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
         JUNE 30, 2000 (Unaudited) AND DECEMBER 31, 1999 (Audited)

                                                                     June 30,                 December 31,
                                                                       2000                       1999
                                                                   (Unaudited)                 (Audited)
                                                                   -----------                 ---------
Current liabilities
  Accounts payable                                                   $ 65,366                    $ 65,214
  Accrued expenses                                                    207,467                     158,846
   Notes payable                                                      292,515                     267,571
   Deferred income                                                          -                      33,388
   Lease payable, current portion                                       1,393                       1,393
                                                                   ----------                  ----------

Total current liabilities                                             566,741                     526,412

Long term liabilities
   Lease payable                                                          244                       1,014

Shareholders' equity
  Common stock $.00001 par value, authorized
    999,999,000 shares; issued and outstanding:
    764,174,417 and 746,200,414  shares respectively                    7,642                       7,462
   Capital subscribed                                                  40,000                      40,000
  Additional paid in capital                                        5,148,824                   3,714,589
  Retained deficit                                                 (4,864,416)                 (3,342,742)
                                                                   ----------                  ----------

                                                                      332,050                     419,309
                                                                   ----------                  ----------

                                                                    $ 899,035                   $ 946,735
                                                                   ==========                  ==========

                       See notes to financial statements.


                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (Unaudited)


                                                                              For the period ended June 30,
                                                                  Three months                                 Six months
                                                            2000               1999                     2000              1999
Income
  Sales net of returns                                    $ 122,788           $ 115,407               $ 289,123         $ 341,744
  Cost of sales                                              34,929              10,100                  47,152            19,990
                                                        -------------------------------             -----------------------------

Gross profit                                                 87,859             105,307                 241,971           321,754
                                                        -------------------------------             -----------------------------

Expenses
   General and administrative expenses                      392,296              82,428                 446,624           171,168
   Salaries                                                  74,853             105,434                 189,965           214,002
   Consulting fees                                          978,156                                     987,969
   Proxy and brokers services                                   950                                       2,265
   Accounting and legal                                      70,027              14,800                  87,096            59,926
   Depreciation and amortization                             16,993                                      33,987
   Advertising & promotions                                     933               3,331                   1,268            13,996
   Management expenses                                        3,125                                       6,250
                                                        -------------------------------             -----------------------------
                                                          1,537,333             205,993               1,755,424           459,092
Other income/expenses
   Interest expense                                           3,769                                       8,221
   Interest income                                                                   56                                       166
                                                        -------------------------------             -----------------------------
Net loss                                                $(1,453,243)         $ (100,630)            $(1,521,674)       $ (137,172)
                                                        ===============================             =============================

Earning per share
-----------------

   Net loss per share                                   $ (0.001946)        $(0.0001426)            $ (0.002038)      $ (0.000194)
                                                        -------------------------------             -----------------------------

                       See notes to financial statements.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE SIX MONTHS ENDED JUNE 30, 2000 (Unaudited)

                                                              Common Stock                  Capital        Paid in
                                                                 Shares         Amount     Subscribed      Capital
                                                              -----------------------------------------------------
Balance December 31, 1998                                     712,489,700       $ 7,125     $ 39,000    $2,591,531
Less adjustments in 1999                                                                       1,000       (19,995)
Internet Associates International acquisition (January 29,
   1999)                                                       25,000,000           250            -        24,750

Issuance of shares of common stock to unrelated party in
   exchange for accounting services valued at $6,890 on
   March 2, 1999.                                                 125,000             1                      6,889

Issuance of shares of common stock to unrelated party in
   exchange for accounting services valued at $ 15,000 on
   March 10, 1999.                                                300,000             3                     14,997

Issuance of shares of common stock on March 22, 1999 to
   a member of Board of Directors for consulting  services
   valued at $ 0.045 per share                                    200,000             2                      7,998

Issuance of shares of common stock on May 3, 1999 to
   Ruth Deutsch (Franklin L. Frank) in exchange for cash.         600,000             6                     14,994

Issuance of shares of common stock to an unrelated party
   in compensation for accounting services valued at $ 0.04
   per share on June 1, 1999.                                     100,000             1                      3,999
                                                              -----------------------------------------------------

                                             Sub-total        738,814,700       $ 7,388     $ 40,000    $2,645,163


(RESTUBBED TABLE)
                                                                                Retained
                                                                                Deficit             TOTAL
                                                                           -------------------------------
Balance December 31, 1998                                                   $ (2,422,800)        $ 214,856
Less adjustments in 1999                                                                           (18,995)
Internet Associates International acquisition (January 29,
   1999)                                                                                            25,000
                                                                                          .
Issuance of shares of common stock to unrelated party in
   exchange for accounting services valued at $6,890 on
   March 2, 1999.                                                                                    6,890

Issuance of shares of common stock to unrelated party in
   exchange for accounting services valued at $ 15,000 on
   March 10, 1999.                                                                                  15,000

Issuance of shares of common stock on March 22, 1999 to
   a member of Board of Directors for consulting  services
   valued at $ 0.045 per share                                                                       8,000

Issuance of shares of common stock on May 3, 1999 to
   Ruth Deutsch (Franklin L. Frank) in exchange for cash.                                           15,000

Issuance of shares of common stock to an unrelated party
   in compensation for accounting services valued at $ 0.04
   per share on June 1, 1999.                                                                        4,000
                                                                         ---------------------------------

                                             Sub-total                      $ (2,422,800)        $ 269,751

                       See notes to financial statements.


                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE SIX MONTHS ENDED JUNE 30, 2000 (Unaudited)

                                                                   Common Stock                  Capital       Paid in
                                                                      Shares         Amount     Subscribed     Capital
                                                               ---------------------------------------------------------
                                             Sub-total            738,814,700       $ 7,388     $ 40,000     $2,645,163

Connect.ad, Inc., Connect.ad Services, Inc. and Connect.ad
   of South Florida, Inc - acquisition  (September 28, 1999)        4,285,714            43                     299,957

Issuance of shares of common stock to the members of
   Board of Directors  valued at $ 0.045 per share on
   December 8, 1999.                                                  600,000             6                      26,994

Issuance of shares of common stock to an unrelated party
   in compensation for accounting services valued at $ 0.045
   per share on December 30, 1999.                                     50,000             1                       2,249

Issuance of common stock for consulting services for the year
   ending December 31, 1999                                           550,000             5                      24,745

Issuance of common stock for Public Relations services for
   the year ending December 31, 1999.                               4,900,000            49                     220,451

Issuance of common stock for employee compensation in lieu
   of cash payment                                                 11,000,000           110                     494,890

Cancelation of shares of common stock of GMG acquisition;
                                                               ---------------------------------------------------------
                                             Sub-total            760,200,414       $ 7,602     $ 40,000     $3,714,449


(RESTUBBED TABLE)
                                                                               Retained
                                                                               Deficit          TOTAL
                                                                          ----------------------------

                                             Sub-total                     $ (2,422,800)     $ 269,751

Connect.ad, Inc., Connect.ad Services, Inc. and Connect.ad
   of South Florida, Inc - acquisition  (September 28, 1999)                                   300,000

Issuance of shares of common stock to the members of
   Board of Directors  valued at $ 0.045 per share on
   December 8, 1999.                                                                            27,000

Issuance of shares of common stock to an unrelated party
   in compensation for accounting services valued at $ 0.045
   per share on December 30, 1999.                                                               2,250

Issuance of common stock for consulting services for the year
   ending December 31, 1999                                                                     24,750

Issuance of common stock for Public Relations services for
   the year ending December 31, 1999.                                                          220,500

Issuance of common stock for employee compensation in lieu
   of cash payment                                                                             495,000

Cancelation of shares of common stock of GMG acquisition;
                                                                           ---------------------------
                                             Sub-total                     $ (2,422,800)    $1,339,251

                       See notes to financial statements.


                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE SIX MONTHS ENDED JUNE 30, 2000 (Unaudited)

                                                                    Common Stock                  Capital            Paid in
                                                                       Shares        Amount      Subscribed          Capital
                                                                   ----------------------------------------------------------
                                             Sub-total              760,200,414      $ 7,602      $ 40,000        $3,714,449

   GMG returned these shares after the cancelation of the
   acquisition agreement                                            (14,000,000)        (140)                            140

Net loss December 31, 1999
                                                                   ----------------------------------------------------------
Balance December 31, 1999 (Audited)                                 746,200,414        7,462        40,000         3,714,589

Issuance of shares of common stock for technology services
   valued at $ 20,000 for 5 month ending May 31,2000                    324,003            3                          19,997

Issuance of shares of common stock for legal services valued at
   $ 0.0781 per share on June 9, 2000                                   500,000            5                          39,045

Issuance of shares of common stock on June 9, 2000 in
   exchange for cash to Ruth Deutsch (Franklin L. Frank)                500,000            5                          74,995

Issuance of shares of common stock in compensation for
   secretarial/administrative services valued at $ 0.0781
   per share on June 14, 2000.                                        4,500,000           45                         351,405

                                                                   ----------------------------------------------------------
                                             Sub-total              752,024,417      $ 7,520      $ 40,000        $4,200,031



(RESTUBBED TABLE)
                                                                          Retained
                                                                          Deficit             TOTAL
                                                                       -------------------------------
                                             Sub-total                  $ (2,422,800)       $1,339,251

   GMG returned these shares after the cancelation of the
   acquisition agreement                                                                             -

Net loss December 31, 1999                                                  (919,942)         (919,942)
                                                                       -------------------------------
Balance December 31, 1999 (Audited)                                       (3,342,742)          419,309

Issuance of shares of common stock for technology services
   valued at $ 20,000 for 5 month ending May 31,2000                                            20,000

Issuance of shares of common stock for legal services valued at
   $ 0.0781 per share on June 9, 2000                                                           39,050

Issuance of shares of common stock on June 9, 2000 in
   exchange for cash to Ruth Deutsch (Franklin L. Frank)                                        75,000

Issuance of shares of common stock in compensation for
   secretarial/administrative services valued at $ 0.0781
   per share on June 14, 2000.                                                                 351,450

                                                                       -------------------------------
                                             Sub-total                  $ (3,342,742)        $ 904,809

                       See notes to financial statements.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE SIX MONTHS ENDED JUNE 30, 2000 (Unaudited)

                                                                Common Stock                 Capital        Paid in
                                                                   Shares        Amount     Subscribed      Capital
                                                                -----------------------------------------------------
                                             Sub-total          752,024,417      $ 7,520     $ 40,000    $4,200,031
Issuance of shares of common stock to unrelated party for
   service bonus valued at $ 0.0781 per share on
   June 14, 2000.                                                   150,000            2                     11,713

Issuance of shares of common stock to an officer as
   compensation for services provided from February 9,
   1998 through June 30, 2000 ($0.0781 per share)                12,000,000          120                    937,080

Net loss June 30, 2000
                                                                -----------------------------------------------------
Balance June 30,  2000 (Unaudited)                              764,174,417      $ 7,642     $ 40,000    $5,148,824
                                                                =====================================================


(RESTUBBED TABLE)
                                                                       Retained
                                                                       Deficit         TOTAL
                                                                   ----------------------------
                                             Sub-total               $ (3,342,742)    $ 904,809
Issuance of shares of common stock to unrelated party for
   service bonus valued at $ 0.0781 per share on
   June 14, 2000.                                                                        11,715

Issuance of shares of common stock to an officer as
   compensation for services provided from February 9,
   1998 through June 30, 2000 ($0.0781 per share)                                       937,200

Net loss June 30, 2000                                                 (1,521,674)   (1,521,674)
                                                                   ----------------------------
Balance June 30,  2000 (Unaudited)                                   $ (4,864,416)    $ 332,050
                                                                   ============================

                       See notes to financial statements.


                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (Unaudited)

                                                                                      For the six months ended June 30,
                                                                                        2000                     1999
                                                                                    -----------               ----------
Cash flows from operating activities:
  Net loss                                                                          $(1,521,674)              $ (100,630)
                                                                                    -----------               ----------

  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                                                      33,987
      (Increase) decrease in accounts receivable                                         (5,202)                  (5,426)
      (Increase) decrease in notes receivables                                                                    (5,500)
      (Increase) decrease in other assets                                                 9,312
      Increase (decrease) in accounts payable                                               152                    6,973
      Increase (decrease) in accrued liabilities                                         48,621                   64,000
      Increase (decrease) in other payables                                              24,175                     (257)
      Increase (decrease) in deferred income                                            (33,388)
                                                                                    -----------               ----------

      Total adjustments                                                                  77,657                   59,790
                                                                                    -----------               ----------

  Net cash used by operating activities                                              (1,444,017)                 (40,840)
                                                                                    -----------               ----------

Cash flows from investing activities:
  Cash payment for purchase of intangibles                                                    -
  Cash payments for the purchase of property                                             (3,316)                       -
                                                                                    -----------               ----------

  Net cash used by investing activities                                                  (3,316)                       -
                                                                                    -----------               ----------

                       See notes to financial statements.


                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (Unaudited)

                                                                                  For the six months ended June 30,
                                                                                     2000                   1999
                                                                                 -----------             -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock                                         $ 1,434,415           $    38,382
                                                                                 -----------           -----------

  Net cash provided by financing activities                                        1,434,415                38,382
                                                                                 -----------           -----------

Net increase (decrease)  in cash and cash equivalents                                (12,918)               (2,458)

Cash and cash equivalents, beginning of period                                        16,372                31,476
                                                                                 -----------           -----------

Cash and cash equivalents, end of period                                         $     3,454           $    29,018
                                                                                 ===========           ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:

    Interest expense                                                             $        --           $        --
                                                                                 -----------           -----------

Shareholders' equity note:
Approximately 17,474,003 shares of the Company's common stock were awarded to various service providers in lieu of cash consideration.


                       See notes to financial statements.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           QUARTER ENDED JUNE 30, 2000



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

               In the opinion of management, the unaudited financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year.


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

               Basis of Consolidation
               ----------------------
               The consolidated financial statements include the accounts of Safe Technologies International, Inc. and its subsidiaries, Internet Commerce, Inc., Total Microcomputers, Inc. (inactive), Connect.Ad, Inc., Connect.Ad Services, Inc., Connect.Ad of South Florida, Inc. and Internet Associates International, Inc. All material intercompany transactions and balances have been eliminated in the consolidated financial statements.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           QUARTER ENDED JUNE 30, 2000



NOTE 2         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

               Cash and Cash Equivalents
               -------------------------
               For purposes of the consolidated statements of cash flows, the Company treats all short-term investments with maturities of three months or less at acquisition to be cash equivalents.

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

               Advertising
               -----------
               Advertising costs are charged to operations when incurred. Advertising costs of $1,268 were incurred during the six months ended June 30, 2000.

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

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           QUARTER ENDED JUNE 30, 2000



NOTE 2         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

               No reduction for impairment of intangible assets was necessary at June 30, 2000 or 1999.

               Property and Equipment
               ----------------------
               Property and equipment are stated at cost. Depreciation of depreciable assets is computed using the straight-line method of depreciation over the estimated useful lives of the assets. The estimated useful life is between 5 to 7 years.

               Credit Risk
               -----------
               Financial instruments that potentially subject the Company to credit risk include cash on deposit with five financial institutions amounting to $3,454 at June 30, 2000, and $16,372 at December 31, 1999, which was insured for up to $500,000 by the U.S. Federal Deposit Insurance Corporation (FDIC).

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

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           QUARTER ENDED JUNE 30, 2000



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

                                   Basic                     746,781,188

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

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           QUARTER ENDED JUNE 30, 2000



NOTE 3         CAPITAL STOCK TRANSACTIONS (CONTINUED)

               In June of 1988, the Company completed a sale of 150,000 units to the public at a price of $10 per unit. The Company received proceeds in the amount of $1,213,841, net of commissions and expenses to the underwriter, legal, accounting and other expenses related to the public offering in the amount of $286,159. Each unit consisted of 1,000 shares of common stock, $.00001 par value, and 500 redeemable common stock warrants designated redeemable Warrant "A". Each redeemable Warrant "A" would, upon exercise, entitle the holder to purchase one share of common stock for $.20 per share and to receive one redeemable Class "B" Common stock purchase warrant. Each redeemable Class "B" Common Stock purchase warrant would, upon exercise, entitle the holder to purchase one share of common stock for $.50 per share. These exercise periods of both Class "A" and Class "B" warrants have been extended by the Board of Directors through January 9, 2000, after giving effect to the ten for one reverse split on February 9, 1998. At June 30, 2000, 14,727,280 shares of common stock, reserved in connection with such warrants remain outstanding. There was no market activity for these warrants through June 30, 2000.

               On May 31, 2000, 324,003 shares of common stock were issued for technology services valued at $20,000, which were performed during the five months ended May 31, 2000.

               On June 9, 2000, 500,000 shares of common stock were issued for legal services valued at $0.0781 per share.

               On June 9, 2000, 500,000 shares of common stock were issued in exchange for cash.

               On June 14, 2000, 4,500,000 shares of common stock were issued as compensation for secretarial/administrative services valued at $0.0781 per share.

               On June 14, 2000, 150,000 shares of common stock were issued to an unrelated party as services bonus valued at $0.0781 per share.

               On June 30, 2000, 12,000,000 shares of common stock were issued to an officer as compensation for services valued at $0.0781 per share.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           QUARTER ENDED JUNE 30, 2000



NOTE 4         SUBSCRIPTIONS

               The Company entered into a subscription agreement for the purchase of 4,405,882 shares of common stock for $40,000 on November 4, 1998. At March 31, 2000, the Company had received payments amounting to $40,000. No stock has been issued relating to this subscription.


NOTE 5         LEASES

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


NOTE 6         INCOME TAXES

               The Company and its subsidiaries file consolidated income tax returns. No provision has been made in the accompanying financial statements for income taxes payable because of the Company's operating loss from operations. At December 31, 1999, the Company had $3,342,743 of operating loss carry-forwards for financial reporting and income tax purposes available to offset future income taxes expiring through the year 2019. Net operating losses of $584,474 for the six months ended June 30, 2000 will expire in 2020. Additionally, the Company has approximately $44,000 of research and development credits available to offset future income taxes through the year 2005. There can, however, be no assurance that the Company will have future operating profits.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           QUARTER ENDED JUNE 30, 2000



NOTE 7         NOTES PAYABLE

               At June 30, 2000, short-term debt consisted of the following:

                  8% note payable to an officer,  unsecured, due
                  on  demand.   Upon  any   default,   the  note
                  becomes due  immediately  at an interest  rate
                  of 18% per annum.                                                               $188,436

                  Note payable to a shareholder,  unsecured, due
                  on demand, no interest rate specified.                                           142,586

                  Note payable to an individual,  unsecured, due
                  on demand, with an interest rate of 5.5%.                                         35,143

                  Note payable to an officer,  unsecured, due on
                  demand, no interest rate specified.                                                1,350
                                                                                               -----------

                  Total short-term debt                                                           $367,515
                                                                                               ===========

                Interest expense for the six months ended June 30, 2000 was $8,221.


NOTE 8          STOCK AWARDS

                The Company has a Stock Incentive Plan that was established on April 1, 1998 and was registered in August, 1998. The Plan contained 30,000,000 Option Shares, 15,000,000 Stock Awards, and 15,000,000 shares of 144 Restricted Stock. In 1998, 7,325,000 shares were granted under the plan.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           QUARTER ENDED JUNE 30, 2000



NOTE 8          STOCK AWARDS

                During the fourth quarter of 1999, the Company established the Safe-Technologies International, Inc. - Year 2000 Stock Award Plan (the "Year 2000 Plan"). Pursuant to the Year 2000 Plan, the Company registered 30,000,000 shares of its common stock, to be awarded to eligible persons thereunder. During fiscal 1999, the Company granted 18,770,764 shares of common stock to eligible persons under both the Plan and the Year 2000 Plan. At June 30, 2000 5,474,003 shares were granted under the Plan


NOTE 9          EMPLOYMENT AGREEMENTS

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

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Safe Technologies International, Inc., formerly known as Safe Aid Products, Inc. (the "Company," "we" or "us"), has concluded a positive second quarter. Unless the context otherwise requires, the term "Company" as used herein refers to the Company and its subsidiaries.

Pursuant to our intent to control expenses, management is beginning to see results from efforts to control discretionary expenses while at the same time maintaining focus on our long-term objectives through prudent investment of corporate funds in activities congruent with our business model. Having made significant progress toward the total consolidation of the prior multiple locations of the Company's various subsidiaries' operations, we are nearing completion of our plan to have centralized facilities to house our Internet services-related functions. We expect to continue to realize significant cost efficiencies as a result of our decision to centralize overlapping functions into a single geographic location. Examples of such consolidations are Internet Commerce, Inc.'s and the affiliated connec.ad groups' relocation of their separate respective facilities to our 123 NW 13th Street location in Boca Raton, Florida and the resulting reduction of redundant systems. Further potential savings are intended to be realized through our plan to consolidate the units into a single corporate subsidiary of all Internet Service Provider functions.

We have continued our meetings and negotiations with the two different significant potential business combination candidates identified in our report for the first quarter of 2000, and have entered into a binding letter of intent with them as of June 27, 2000. Our intent is to acquire an 80% interest in both companies. One of the targets is a four year old company involved in the automobile industry, which has significant annual revenues. The other target company is one with patented proprietary technology which has applications in the construction and underground infrastructure contexts. For example, one of the products is for use in the rehabilitation of water and sewerage systems and storm water drainage systems. This product has related applications in airports, bridges, highways, tunnels, roofs and other structures. We are currently conducting due diligence in connection with these potential acquisitions. Our pursuit of these identified business targets and our continuing evaluation of other potential business opportunities, remain consistent with our stated business objective of growing the Company through strategic alliances which complement our core competencies and through other value-added acquisitions the completion of which would serve to enhance shareholder value.

Our wholly owned subsidiary, IAI, concluded another productive quarter with additional notable web site development engagements, with the majority of such customers being involved in the Internet platform in the B2B sector, and at the same time still serving some players in the B2C arena.

Results of Operations

Revenues were $122,788 for the second quarter of 2000 as compared to $115,407 for the corresponding quarter of 1999, representing a 6.4% increase. We believe that the increase in revenues can be sustained through our continued focus on value-added services to our customers.

Cost of revenues were $34,929 during the second quarter of 2000 and were $10,100 for the second quarter of 1999, representing an increase $24,829. This difference is attributable to small classification variances and is immaterial to the financial statements taken as a whole.

Expenses were $1,537,333 for the second quarter of 2000 as compared to $205,993 for the second quarter of 1999. The significant increase represents a timing difference in the comparative periods of our recognition of expenses attributable to items paid by stock in lieu of cash as our accounting systems mature which in prior years have been recognized near the end of the fiscal year.

As a result of the foregoing, the Company's operating loss for the second quarter of 2000 was $1,453,243 compared to a net loss for the second quarter of 1999 in the amount of $100,630.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, the Company had a cash balance of $3,454 as compared to a balance of $16,372 as of the fiscal year ended December 31, 1999. For the period ended June 30, 2000, the Company had a working capital deficit of $430,405 compared with a working capital deficit of $382,382 on December 31, 1999.

Net cash used in operating activities was $1,444,017 during the second quarter of 2000 compared to ($40,840) for the second quarter of 1999. The Company used $3,316 in investing activities in the second quarter of 2000 and none in the second quarter of 1999. Net cash provided by financing activities was $1,434,415 during the second quarter of 2000 as compared with $38,382 used in the second quarter of 1999. Again, these comparative variances of cash used in operating and financing activities result from our current recognition of expenses resulting from the issuance of shares of common stock in lieu of cash during the interim period.

We continue to secure additional small lots of capital. We believe that we have adequate resources for the next six months of operations.

CAUTIONARY STATEMENTS

Forward-looking statements in this Form 10-QSB including, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions, and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The following factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements: our ability to successfully (i) develop and profitable grow its InCyberMall web site, including entering into agreements with merchants to sell upmarket products in the CyberMall Caste Store, (ii) to develop IAI's Internet web design, hosting and marketing business, (iii) to develop the Connect.Ad Companies' Internet marketing business, (iv) identify and finalize acquisition agreements with select Internet companies and/or enter into partnership agreements with established companies in high technology deals, and
(v) raise additional capital to finance its operations in the next fiscal year. Additional factors, include, but are not limited to the following: the size and growth of the market for the Company's products, competition, pricing pressures, market acceptance of the Company's products and services, the effect of economic conditions, the availability of management, risks in product development and other risks identified in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 and the Company's other SEC filings.

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

          (a)  Exhibit 27.1

               Financial Data Schedule (filed herewith electronically)


          (b)  Reports on Form 8-K

               The Company filed three reports on Form 8-K during the three months ended June 30, 2000.

               (i) The Company filed a report on Form 8-K dated April 18, 2000 which reported information under Item 5 - Other
                                    Information.

               (ii) The Company filed a report on Form 8-K dated April 19,2000 which reported information under Item 5 - Other Information.

               (iii) The Company filed a report on Form 8-K dated June 28, 2000 which reported information under Item 5 - Other
                                    Information.

                 Safe Technologies International, Inc.

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Safe Technologies International, Inc., Registrant


Date: August 14, 2000        By: /s/Barbara Tolley
------------------           ---------------------
Date                         President