Form 10QSB
period 2000-09-30
SAFE TECHNOLOGIES INTERNATIONAL INC
filed 2000-11-14
CIK 829117

==========================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER: 000-17746

                  SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
                ------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          Delaware                                  22-2824492
-------------------------------                 ------------------
(State or Other Jurisdiction of                  (I.R.S. Employer
Incorporation or Organization)                 Identification Number)



                               249 Peruvian Avenue
                                    Suite F2
                            Palm Beach, Florida 33480
                     --------------------------------------
          (Address of principal executive offices, including zip code)

                                 (561) 832-2700
                        -------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.

                                 YES [X] NO [ ]

The number of issued and outstanding shares of the Registrant's Common Stock, $0.0001 par value, as of November 3, 2000 was 802,485,302.

                                      INDEX
                                      -----
                                                                        Page
                                                                        ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets -
         September 30, 2000 (Unaudited) and December 31, 1999.............2

         Consolidated Statements of Operations (Unaudited) -
         Nine Months Ended September 30, 2000 and September 30, 1999......4

         Consolidated Statements of Changes in
         Stockholders Equity (Unaudited) -
         Nine Months Ended September 30, 2000.............................5

         Consolidated Statements of Cash Flows (Unaudited) -
         Nine Months Ended September 30, 2000 and September 30, 1999......9

         Notes to Unaudited Consolidated Financial Statements............11


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................19


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings...............................................24

Item 2.  Changes in Securities...........................................24

Item 3.  Defaults Upon Senior Securities.................................24

Item 4.  Submission of Matters to a Vote of Security Holders.............24

Item 5.  Other Information...............................................24

Item 6.  Exhibits and Reports on Form 8-K................................24


Signature................................................................25

PART 1 - FINANCIAL STATEMENT PRESENTATION

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
         SEPTEMBER 30, 2000 (Unaudited) AND DECEMBER 31, 1999 (Audited)

                                                           September 30,     December 31,
                                                               2000             1999
                                                            (UNAUDITED)       (AUDITED)
                                                         ----------------    ------------
Current assets

  Cash                                                        $    496          $ 16,372
  Accounts receivable (net of allowance for
     doubtful accounts $ 53,175 and $ 2,755)                    66,762           126,331
  Other current assets                                           1,200             1,327
                                                              --------          --------
Total current assets                                            68,458           144,030

Fixed assets (net of accumulated depreciation
     of $ 40,617 and $ 21,294)                                 158,698           174,705

Other assets
  Deposits                                                      12,889            15,974
  Goodwill and trademarks (net of accumulated
    amortization  $ 80,259 and $ 48,483)                       555,250           587,026
  Other assets                                                  15,625            25,000
                                                              --------          --------
                                                               583,764           628,000
                                                              --------          --------
                                                              $810,920          $946,735
                                                              ========          ========

                   SAFE TECHNOLOGIES INTERNATIONAL, INC
                             AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
      SEPTEMBER 30, 2000 (Unaudited) AND DECEMBER 31, 1999 (Audited)

                                                           September 30,     December 31,
                                                               2000             1999
                                                            (UNAUDITED)       (AUDITED)
                                                         ----------------    ------------
Current liabilities
  Accounts payable                                        $    53,518       $    65,214
  Accrued expenses                                            241,345           158,846
   Notes payable                                              320,003           267,571
   Deferred income                                             34,167            33,388
   Lease payable, current portion                               1,008             1,393
                                                          -----------       -----------
Total current liabilities                                     650,041           526,412

Long term liabilities
   Lease payable                                                  244             1,014
Shareholders' equity
  Common stock $.00001 par value, authorized 999,999,000
    shares; issued andoutstanding:
    766,624,417 and 746,200,414  shares respectively            7,666             7,462
   Capital subscribed                                          40,000            40,000
  Additional paid in capital                                5,306,600         3,714,589
  Retained deficit                                         (5,193,631)       (3,342,742)
                                                          -----------       -----------
                                                              160,635           419,309
                                                          -----------       -----------
                                                          $   810,920       $   946,735
                                                          ===========       ===========

          SAFE TECHNOLOGIES INTERNATIONAL, INC.
                    AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS AND NINE MONTHS ENDED
         SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)

                                                              FOR THE PERIOD ENDED SEPTEMBER 30,
                                            -----------------------------------------------------------------
                                                     THREE MONTHS                         NINE MONTHS
                                                2000             1999              2000              1999
                                            -----------       -----------       -----------       -----------
Income
  Sales net of returns                      $    61,602       $   201,919       $   350,725       $   644,769
  Cost of sales                                  24,715            11,768            71,867            32,708
                                            -----------       -----------       -----------       -----------
Gross profit                                     36,887           190,151           278,858           612,061
                                            -----------       -----------       -----------       -----------
Expenses
   General and administrative expenses           48,259            84,448           494,707           242,995
   Salaries                                     181,186           127,292           371,152           403,543
   Consulting fees                               18,746                           1,006,715
   Proxy and brokers services                       885                               3,150
   Accounting and legal                          36,701            25,352           123,795            89,563
   Depreciation and amortization                 17,111                              51,099
   Advertising & promotions                       2,960             4,622             4,228            18,283
   Bad debt                                      53,250                              53,426
   Management expenses                            3,125                               9,375
                                            -----------       -----------       -----------       -----------
                                                362,223           241,714         2,117,647           754,384
Other income/expenses
   Interest expense                               3,879                              12,100
   Interest income                                                     12                                 178
                                            -----------       -----------       -----------       -----------
Net loss                                    $  (329,215)      $   (51,551)      $(1,850,889)      $  (142,145)
                                            ===========       ===========       ===========       ===========
Earning per share
   Net loss per share                       $  (0.00044)      $  (0.00007)      $  (0.00246)      $  (0.00020)
                                            -----------       -----------       -----------       -----------

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (Unaudited)

                                                       COMMON STOCK             CAPITAL       PAID IN        RETAINED
                                                          SHARES      AMOUNT   SUBSCRIBED     CAPITAL        DEFICIT       TOTAL
                                                     -----------------------------------------------------------------------------
Balance December 31, 1998                            712,489,700     $ 7,125    $ 39,000    $ 2,591,531   $ (2,422,800)  $ 214,856
Less adjustments in 1999                                                           1,000        (19,995)                   (18,995)
Internet Associates International acquisition
   (January 29, 1999)                                 25,000,000         250          --         24,750                     25,000

Issuance of shares of common stock to unrelated
   party in exchange for accounting services
   valued at $6,890 on March 2, 1999.                    125,000           1                      6,889                      6,890

Issuance of shares of common stock to unrelated
   party in exchange for accounting services
   valued at $ 15,000 on March 10, 1999.                 300,000           3                     14,997                     15,000

Issuance of shares of common stock on
   March 22, 1999 to a member of Board of
   Directors for consulting services
   valued at $ 0.045 per share                           200,000           2                      7,998                      8,000

Issuance of shares of common stock on
   May 3, 1999 to Ruth Deutsch
  (Franklin L. Frank) in exchange for cash.              600,000           6                     14,994                     15,000

Issuance of shares of common stock to an
   unrelated party in compensation for
   accounting services valued at $ 0.04
   per share on June 1, 1999.                            100,000           1                      3,999                      4,000
                                                     ------------------------------------------------------------------------------
                              Sub-total              738,814,700     $ 7,388    $ 40,000    $ 2,645,163   $ (2,422,800)  $ 269,751

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED)

                                                  COMMON STOCK               CAPITAL        PAID IN        RETAINED
                                                     SHARES        AMOUNT   SUBSCRIBED      CAPITAL        DEFICIT        TOTAL
                                                 ----------------------------------------------------------------------------------
     Sub-total                                     738,814,700    $ 7,388   $ 40,000      $ 2,645,163   $ (2,422,800)    $ 269,751

Connect.ad, Inc., Connect.ad Services, Inc.
   and Connect.ad of South Florida, Inc -
   acquisition  (September 28, 1999)                 4,285,714         43                     299,957                      300,000

Issuance of shares of common stock to the
   members of Board of Directors  valued at
   $ 0.045 per share on December 8, 1999.              600,000          6                      26,994                       27,000

Issuance of shares of common stock to an
   unrelated party in compensation for
   accounting services valued at $ 0.045
   per share on December 30, 1999.                      50,000          1                       2,249                        2,250

Issuance of common stock for consulting
   services for the year
   ending December 31, 1999                            550,000          5                      24,745                       24,750

Issuance of common stock for
   Public Relations services for
   the year ending December 31, 1999.                4,900,000         49                     220,451                      220,500

Issuance of common stock for employee
   compensation in lieu
   of cash payment                                  11,000,000        110                     494,890                      495,000
                                                 -----------------------------------------------------------------------------------
             Sub-total                             760,200,414    $ 7,602   $ 40,000      $ 3,714,449   $ (2,422,800)  $ 1,339,251

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED)

                                                 COMMON STOCK               CAPITAL        PAID IN        RETAINED
                                                     SHARES        AMOUNT   SUBSCRIBED      CAPITAL        DEFICIT        TOTAL
                                                 ----------------------------------------------------------------------------------
             Sub-total                             760,200,414    $ 7,602   $ 40,000      $ 3,714,449   $ (2,422,800)  $ 1,339,251
Cancelation of shares of common stock of
   GMG acquisition; GMG returned these
   shares after the cancelation of the
   acquisition agreement                           (14,000,000)      (140)                        140                           --

Net loss December 31, 1999                                                                                  (919,942)     (919,942)
                                                 ----------------------------------------------------------------------------------

Balance December 31, 1999 (Audited)                746,200,414      7,462     40,000        3,714,589     (3,342,742)      419,309

Issuance of shares of common stock
   for technology services valued
   at $ 20,000 for the 5 months
   ended May 31,2000                                   324,003          3                      19,997                       20,000

Issuance of shares of common stock
   for legal services valued at
   $ 0.0781 per share on June 9, 2000                  500,000          5                      39,045                       39,050

Issuance of shares of common stock
   on June 9, 2000 in exchange for
   cash to Ruth Deutsch (Franklin L. Frank)            500,000          5                      74,995                       75,000

Issuance of shares of common stock in
   compensation for secretarial/administrative
   services valued at $ 0.0781
   per share on June 14, 2000.                       4,500,000         45                     351,405                      351,450
                                                 ----------------------------------------------------------------------------------
              Sub-total                            752,024,417    $ 7,520   $ 40,000      $ 4,200,031   $ (3,342,742)    $ 904,809

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED)

                                                  COMMON STOCK               CAPITAL        PAID IN        RETAINED
                                                     SHARES        AMOUNT   SUBSCRIBED      CAPITAL        DEFICIT        TOTAL
                                                 ----------------------------------------------------------------------------------
              Sub-total                            752,024,417    $ 7,520   $ 40,000      $ 4,200,031   $ (3,342,742)    $ 904,809
Issuance of shares of common stock to
   unrelated party for service bonus
   valued at $ 0.0781 per share on
   June 14, 2000.                                      150,000          2                      11,713                       11,715

Issuance of shares of common stock to
   an officer as compensation for services
   provided from February 9, 1998 through
   June 30, 2000 ($0.0781 per share)                12,000,000        120                     937,080                      937,200

Issuance of shares of common stock to an
  officer as compensation for services
  on August 15, 2000 ($ 0.06 per share)              2,000,000         20                     119,980                      120,000

Issuance of shares of common stock for
  consulting services on August 26, 2000
  ($0.084 per share)                                   450,000          4                      37,796                       37,800

Net loss September 30, 2000                                                                               (1,850,889)   (1,850,889)
                                                 ----------------------------------------------------------------------------------
Balance September 30,  2000 (Unaudited)            766,624,417    $ 7,666   $ 40,000      $ 5,306,600   $ (5,193,631)    $ 160,635
                                                 ==================================================================================

                   SAFE TECHNOLOGIES INTERNATIONAL, INC.
                             AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)

                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                       -------------------------------
                                                            2000              1999
                                                        -----------       -----------
Cash flows from operating activities:
  Net loss                                              $(1,850,889)      $  (142,145)
                                                        -----------       -----------
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                          51,099
      Bad debt                                               53,426
      (Increase) decrease in accounts receivable              6,124           (77,029)
      (Increase) decrease in notes receivables                  936
      (Increase) decrease in other assets                    12,618
      Increase (decrease) in accounts payable               (11,696)           41,711
      Increase (decrease) in accrued liabilities             82,499           217,873
      Increase (decrease) in other payables                  51,275             7,959
      Increase (decrease) in deferred income                    779
                                                        -----------       -----------
      Total adjustments                                     246,124           191,450
                                                        -----------       -----------

  Net cash provided (used) by operating activities       (1,604,765)           49,305
                                                        -----------       -----------
Cash flows from investing activities:
  Cash payment for purchase of intangibles                     --
  Cash payments for the purchase of property                 (3,326)         (185,339)
                                                        -----------       -----------
  Net cash used by investing activities                      (3,326)         (185,339)
                                                        -----------       -----------

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (Unaudited)

                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                          -------------------------------
                                                              2000              1999
                                                           -----------      ------------
Cash flows from financing activities:
  Proceeds from issuance of common stock                   $ 1,592,215       $    75,080
                                                           -----------       -----------
  Net cash provided by financing activities                  1,592,215            75,080
                                                           -----------       -----------
Net increase (decrease)  in cash and cash equivalents          (15,876)          (60,954)
Cash and cash equivalents, beginning of period                  16,372            70,995
                                                           -----------       -----------
Cash and cash equivalents, end of period                   $       496       $    10,041
                                                           ===========       ===========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest expense                                       $      --         $      --
                                                           -----------       -----------

Shareholders' equity note:

Approximately 17,474,003 shares of the Company's common stock were awarded to various service providers in lieu of cash consideration.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        QUARTER ENDED SEPTEMBER 30, 2000

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

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        QUARTER ENDED SEPTEMBER 30, 2000

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

               Advertising

               Advertising costs are charged to operations when incurred. Advertising costs of $4,228 were incurred during the nine months ended September 30, 2000.

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

               Deferred Income

               Deferred income arises in the normal course of business from the development of new web site contracts. The Company recognizes income when delivery has occurred or services have been rendered.

               At September 30, 2000, the total amount of deferred income was $34,167.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        QUARTER ENDED SEPTEMBER 30, 2000

NOTE 2         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

               No reduction for impairment of intangible assets was necessary at September 30, 2000 or 1999.

               Property and Equipment

               Property and equipment are stated at cost. Depreciation of depreciable assets is computed using the straight-line method of depreciation over the estimated useful lives of the assets. The estimated useful life is between 5 to 7 years.

               Credit Risk

               Financial instruments that potentially subject the Company to credit risk include cash on deposit with five financial institutions amounting to $496 at September 30, 2000, and $16,372 at December 31, 1999, which was insured for up to $500,000 by the U.S. Federal Deposit Insurance Corporation (FDIC).

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        QUARTER ENDED SEPTEMBER 30, 2000

NOTE 2         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

               The numerator in calculating basic earnings per share is reported net loss. The denominator is based on the following weighted-average number of common shares:

                       Basic                          753,037,331

               The 14,727,280 shares of common stock, reserved in connection with warrants, are not included in the diluted earnings per share calculation since the exercise price is greater than the average market price.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        QUARTER ENDED SEPTEMBER 30, 2000

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

               On June 9, 2000, 500,000 shares of common stock valued at $0.0781 per share were issued for legal services.

               On June 9, 2000, 500,000 shares of common stock were issued in exchange for cash.

               On June 14, 2000, 4,500,000 shares of common stock valued at $0.0781 per share were issued as compensation for secretarial/administrative services.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        QUARTER ENDED SEPTEMBER 30, 2000

NOTE 3         CAPITAL STOCK TRANSACTIONS (CONTINUED)

               On June 14, 2000, 150,000 shares of common stock valued at $0.0781 per share were issued to an unrelated party for a service bonus.

               On June 30, 2000, 12,000,000 shares of common stock valued at $0.0781 per share were issued to an officer as compensation for services.

               On August 15, 2000, 2,000,000 shares of common stock valued at $0.06 per share were issued to an officer as compensation for services.

               On August 26, 2000, 450,000 shares of common stock valued at $0.084 per share were issued for consulting services.

NOTE 4         SUBSCRIPTIONS

               The Company entered into a subscription agreement for the purchase of 4,405,882 shares of common stock for $40,000 on November 4, 1998. At September 30, 2000, the Company had received payments amounting to $40,000. No stock has been issued relating to this subscription.

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

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        QUARTER ENDED SEPTEMBER 30, 2000

NOTE 6         INCOME TAXES

               The Company and its subsidiaries file consolidated income tax returns. No provision has been made in the accompanying financial statements for income taxes payable because of the Company's operating loss from operations. At December 31, 1999, the Company had $3,342,743 of operating loss carry-forwards for financial reporting and income tax purposes available to offset future income taxes expiring through the year 2019. Net operating losses of $1,850,889 for the nine months ended September 30, 2000 will expire in 2020. Additionally, the Company has approximately $44,000 of research and development credits available to offset future income taxes through the year 2005. There can, however, be no assurance that the Company will have future operating profits.

NOTE 7         NOTE PAYABLE

               At September 30, 2000, short-term debt consisted of the following:

                 8% note payable to an officer, unsecured, due on demand.
                 Upon any default, the note becomes due immediately
                 at an interest rate of 18% per annum.                  $193,925

                 Note payable to a shareholder, unsecured, due on
                 demand, no interest rate specified.                      89,586

                 Note payable to an individual, unsecured,
                 due on demand, with an interest rate of 5.5%.            35,143

                 Note payable to an officer, unsecured, due on
                 demand, no interest rate specified.                       1,350
                                                                        --------
                 Total short-term debt                                  $320,003
                                                                        ========

               Interest expense for the nine months ended September 30, 2000 was $12,100.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        QUARTER ENDED SEPTEMBER 30, 2000

NOTE 8         STOCK AWARDS

               The Company has a Stock Incentive Plan (the "Plan") that was established on April 1, 1998 and was registered in August 1998. The Plan contained 30,000,000 Option Shares, 15,000,000 Stock Awards, and 15,000,000 shares of 144 Restricted Stock. In 1998, 7,325,000 shares were granted under the Plan.

               During the fourth quarter of 1999, the Company established the Safe-Technologies International, Inc. - Year 2000 Stock Award Plan (the "Year 2000 Plan"). Pursuant to the Year 2000 Plan, the Company registered 30,000,000 shares of its common stock, to be awarded to eligible persons thereunder. During fiscal 1999, the Company granted 18,770,764 shares of common stock to eligible persons under both the Plan and the Year 2000 Plan. At September 30, 2000, 6,924,003 shares were granted under the Plan.

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

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Safe Technologies International, Inc., formerly known as Safe Aid Products, Inc. (the "Company," "we" or "us"), has concluded a mixed third quarter. Unless the context otherwise requires, the term "Company" as used herein refers to the Company and its subsidiaries.

As previously reported, we entered into a letter of intent on July 1, 2000, relating to our proposed acquisitions of two companies. During the course of performing due diligence, certain concerns arose regarding the larger of the two proposed acquisitions, an automobile superstore chain. As a result, we have changed our intention of acquiring that company and have notified the other party that we will not proceed with that acquisition at this time. Management has not closed the door for acquisition of the bonding and strength proprietary building products company, and negotiations on provisions of the letter of intent with that potential acquisition target continue.

IAI, Inc. ended a poorer quarter than projected due in large part to market pressures from many other competitors in the Web site development and hosting sector. We have been analyzing various strategies to counter these market pressures to position the Company to exploit Internet technology opportunities which may exist or which may arise in the midst of a recently volatile Internet marketplace. One such potential strategy would be to pursue potentially more profitable, technology development opportunities, in lieu of larger numbers of relatively lower margin engagements. Another potential modification to our strategy will be to deploy more resources to the provision of Internet related services to B2B (business to business) service providers versus the B2C marketplace.

We continued to move forward with the repackaging of our electronic advertising and marketing franchise concept, primarily through our connect.ad.com subsidiary, in anticipation of opening with a European sales launch in early 2001. Certain franchise-related legal documentation has been in the process of modification, certain collateral materials have needed and are undergoing updating, and the identification of the character of Internet services to be offered in U.S. franchise territories have been undergoing fine-tuning and updating.

We will continue to seek out, examine and pursue, where practicable, acquisition opportunities which would provide us with a traditional bricks and mortar market presence. Some of the characteristics of prospective alliances we seek to integrate include entities possessing an established market with a substantial customer base, operations which produce recurring revenue streams and positive cash flow, and entities whose core competencies would be congruent with and complement our own. As always, our focus will remain on growing our existing markets, with the possible modifications referred to above, and to capitalize on business combination opportunities which will create business synergies to help us achieve market stability, enhance brand awareness and to contribute, ultimately, to the achievement of profitability. In all endeavors, our primary objective will continue to be the enhancement of Company and shareholder value.

Results of Operations

Revenues were $61,602 for the third quarter of 2000 as compared to $201,919 for the corresponding quarter of 1999, a decrease of 69%. We believe this outcome was the result of competition in the marketplace wherein certain competing service providers (e.g. Web hosting) offer free hosting services to certain subscribers. We anticipate that some of these lost revenue opportunities may return once further market consolidations occur and such free competing services disappear. We believe that our intention to focus more resources on higher margin engagements in B2B technology services will enhance our revenue mix and help to ease some of the volatility in this sector.

Direct costs associated with revenues were $24,715 during the third quarter of 2000 and were $11,768 for the third quarter of 1999, representing an increase $12,947. This difference is immaterial to the financial statements taken as a whole.

Expenses were $362,223 for the third quarter of 2000 as compared to $241,714 for the third quarter of 1999, representing a 50% increase. The significant percentage increase represents in large part, timing differences in the recognition of certain expenses attributable to comparative prior periods which were paid by stock in lieu of cash yet not recognized until near the end of the prior fiscal year and not as of the end of the fiscal quarter. Further timing differences resulted from the interim calculation of amortization and depreciation expense in the current fiscal quarter which had been lacking in the comparative prior third quarter. Finally, we analyzed our accounts receivable with a relatively conservative perspective to currently recognize potential bad debt expense of $53,250 which we had not done in the corresponding 1999 third quarter.

As a result of the foregoing, the Company's operating loss for the third quarter of 2000 was $329,215 compared to a net loss for the third quarter of 1999 in the amount of $51,551.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, we had a cash balance of $496 as compared to a balance of $16,372 as of the fiscal year ended December 31, 1999. For the period ended September 30, 2000, the Company had a working capital deficit of $581,583 compared with a working capital deficit of $382,382 on December 31, 1999.

Net cash used in operating activities was $1,604,765 for the nine months ended September 30, 2000 compared to cash provided by operating activities of $49,305 for the comparable nine month period of 1999. The Company used $3,326 in investing activities for the nine months ended September 30, 2000 and $185,339 for the comparative nine month period in 1999. Net cash provided by financing activities was $1,592,215 for the nine months ended September 30, 2000 as compared with $75,080 provided for the comparable 1999 period. The apparent large swings in comparative variances of cash used in operating activities and cash provided by financing activities result primarily from our newly instated policy of currently recognizing expenses resulting from the issuance of shares of common stock in lieu of cash to various vendors and consultants during the interim period versus solely as of the end of the fiscal year.

We continue to secure additional small lots of capital. We believe that we have adequate resources for the next six months of operations.

CAUTIONARY STATEMENTS

Forward-looking statements in this Form 10-QSB including, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions, and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward- looking statements. The following factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements: our ability to successfully (i) develop and profitable grow its B2C e- commerce sites, including entering into agreements with merchants to sell consumer products, (ii) to develop and refocus IAI's Internet web design, hosting and marketing business, (iii) to develop the connect.ad companies' Internet marketing business, (iv) identify and finalize acquisition agreements with select Internet companies and/or enter into partnership agreements with established companies in high technology deals, and
(v) raise additional capital to finance our operations in the next fiscal year. Additional factors, include, but are not limited to the following: the size and growth of the market for the Company's products, competition, pricing pressures, market acceptance of the Company's products and services, the effect of economic conditions, the availability of management, risks in product development and other risks identified in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 and the Company's other SEC filings.

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

          None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibit 27.1

               Financial Data Schedule (filed herewith electronically)


          (b)  Reports on Form 8-K

               The Company filed three reports on Form 8-K during the three months ended September 30, 2000.

               (i) The Company filed a report on Form 8-K dated September 12, 2000 which reported information under Item 5 - Other Information.

                 Safe Technologies International, Inc.

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Safe Technologies
                                               International, Inc., Registrant



Date: November 14, 2000                        By: /s/ Barbara Tolley
      -----------------                            ---------------------
                                                   Barbara Tolley
                                                   President