Form 10KSB
period 2000-12-31
SAFE TECHNOLOGIES INTERNATIONAL INC
filed 2001-04-03
CIK 829117

FORM 10KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                   For the Fiscal Year Ended December 31, 2000

                          Commission File No. 000-17746

                  SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
                    (Formerly Safe Aid Products Incorporated)
      --------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


            Delaware                                    22-2824492
   ---------------------------                 ------------------------------
   (State or other jurisdiction of               (IRS Employer ID No.)
   incorporation or organization)

   2875 S. Ocean Boulevard

        Palm Beach, Florida                                33480
   -------------------------------                     -------------
   (Address of principal executive                       (Zip Code)
   offices)

   Registrant's telephone number,
   including area code:                                (561) 832-2700
                                                    --------------------

         Indicate by check mark whether the registrant(l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES [X]     NO [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB.

         Issuer's revenues for the most recent fiscal year were $471,946.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $12,698,733 on December 31, 2000 based upon the latest published average bid and ask price on such date.

         The approximate number of shares outstanding of the Registrant's common stock on December 31, 2000 was 805,605,299. The approximate number of "A" Warrants outstanding as of December 31, 2000 was 7,227,280 convertible into 7,227,280 shares of common stock at $.20 per share. Each outstanding "A" Warrant, upon exercise, will result in the issuance of one redeemable "B" Warrant. As of December 31, 2000 there were approximately 272,720 "B" Warrants outstanding exercisable into 272,720 shares of common stock at $.50 per share.

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

Item 1.  Business

OVERVIEW:

         Safe Technologies International, Inc., a Delaware corporation ( the 'Company') is a multi- faceted e-commerce company. As of December 31, 2000, the Company has two active subsidiaries: Internet Associates International, Inc., a Nevada corporation ("IAI"), and Connect.ad, Inc., et al. Companies, along with Connect.ad of Florida and Connect.ad Services, Inc., all Florida corporations (collectively, "Connect.ad"). Unless the context otherwise requires, the term "Company" refers to the Company, IAI and Connect.ad.

         The internet underwent substantial evolution during 2000, and the Company has reassessed its outlook on the e-commerce industry, which is still developing. Many companies built around the internet and e-commerce experienced severe set backs in 2000. While the Company experienced frustration in its efforts to acquire additional operating businesses, the Company stayed with the plan of controlled, fiscally-responsible growth, and so avoided the drastic economic fluctuations experienced by other internet-based companies. We have confidence that our existing internet and e-commerce wholly-owned subsidiaries will provide important niche services for small to medium- sized businesses and that our subsidiaries' management is entrepreneurial and flexible enough to accommodate what is sure to be additional market shifts in this new burgeoning industry. We think of the internet as a tool, such as the fax, telephone, and the like, which every business needs, and our management believes it is cheaper for companies to outsource the Internet specialized service than to build an internet department within their own company. As a result, we are confident that the Company will participated in this growing Industry's market potential.

IAI

         Internet Associates is an internet marketing and web site development firm involved in the development, marketing, and hosting of web sites, as well as the training of web developers. IAI owns and maintains five internet servers, located in Boca Raton, Florida, with direct redundant T-1 connections to the internet. The internet servers are equipped with secure commerce, e-commerce applications, shopping cart facilities and database driven applications.

         IAI specializes in designing and developing quality "market-driven" web sites to allow business customers to tap into the e-commerce platform, combining innovative web design and programming with traditional marketing and advertising elements especially designed to promote interactivity and volume response to each customer web site. IAI works with a variety of clients in providing web design services. The web design work that we provide through IAI for each client is customized; hence, the contract price varies depending upon the nature and scope of the engagement. Also, we provide web marketing services through IAI. IAI's web marketing services consist of search engine submissions, banner advertising placement and promotion through alternative media. IAI currently provides web hosting to over 1,000 customers.

Connect.ad

         During the last year, Management spent significant time and effort updating and re-packaging the Connect.ad franchise. While originally planned to offer internet hosting and web site development services, Connect.ad will be expanded to offer traditional marketing and advertising services, as well as internet marketing and advertising services in the franchisee's territories. Also, believing that the distinction between internet companies and non-internet companies is fading fast, the Company plans to include in the offered franchise a growing industry bricks-and-mortar business.

ICI

         The Company has, at least temporarily, ceased operations in its Internet Commerce, Inc., subsidiary, because of high costs, which were considerably out of proportion to the revenues from maintaining and operating the three e-commerce malls: 'Famous Shopping Streets'; "Cybermalls Castle'; and 'The Global Deli'. We have decided not to further dilute our efforts at this time, but to focus on more profitable aspects of providing internet services. Should market conditions change, we will reassess the potential for upgrading and returning these malls to operating status.

Proprietary Rights

         The Company regards its copyrights, trademarks, trade names, trade secrets, web sites and domain names as valuable intellectual property. The Company relies upon copyright and trademark law, trade secret protection and confidentiality or license agreements with its employees, customers, partners and others to protect its proprietary rights. Effective intellectual property protection may not be available in every country in which products and media properties are distributed or made available through the internet.

         During 1999, Barbara Tolley, the Company's CEO, copyrighted the four Internet domain names, CybermallsCastle.com, TheGlobalDeli.com, DejaVu.com and FamousShopping-Streets.com. The Company will have the exclusive right to the marketing use of such web sites without fee for so long as Ms. Tolley is the CEO of the Company. At such time as Ms. Tolley is no longer the CEO, and if the Company desires to retain the exclusive use of such sites, the Company will be obligated to pay her royalties, quarterly, at the rate of 1% of revenues generated through those sites, up to $10 million, and at total sales volumes over $10 million, at the rate of one-half of 1%. If Ms. Tolley is no longer CEO of the Company and if the Company does not exercise its exclusive rights to use of such domain names, the rights to usage of those names will revert exclusively to Ms. Tolley.

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

Employees

         As of December 15, 2001, the Company had eight full-time employees. Of the full-time employees, two are engaged in management positions and three are in administrative positions. The Company also has five part-time employees, of whom two are engaged in management positions and one is in an administrative position.

History and Summary of Activity during Fiscal 2000, 1999 and 1998

         The Company was incorporated in Delaware on August 1, 1987 as Safe Aid Products Incorporated. Our initial business purpose was to engage in research and development regarding nasal and transdermal delivery of aspirin and other drugs. Due to insufficient capital and insufficient market acceptance, however, we were unsuccessful at effectuating this original business plan and remained in the development stage. From 1993-1998, our principal business objective was to find and merge with an operating company that would increase shareholder value.

         On February 9, 1998, we completed a reverse merger with Intelligence Network International, Inc., a Florida corporation ("INI"). Pursuant to the terms of the merger agreement, we changed our name to Safe Technologies International, Inc. As a result of the merger, we moved from the development stage status to being a fully operating business. Our business as it existed then consisted of a broad range of internet and technology based services and products. We had two subsidiaries, Total Micro Computers, Inc. ("TMC") and GMG Computers Consultants, Inc. d.b.a. Precision Imaging ("GMG"). TMC was a wholesaler and retailer of custom designed and assembled computer systems and related products and GMG was a digital pre-press company. In May, 1998, we also formed a new subsidiary, Internet Commerce, Inc., a Florida company to house our various Internet related activities.

         During 1998, the Company entered into three letters of intent for potential acquisitions by the Company. None of these acquisitions were completed because of adverse information the Company discovered during the due diligence period.

         On October 6, 1998, we entered into a license agreement with Hangzhou Jiuyuan Gene Engineering Co., Ltd., for the field testing and production and distribution of the Company's nasal aspirin patent. Hangzhou completed field testing for the nasal aspirin patent. Although we have been in negotiations with various biotechnology groups in the interest of acquiring additional nasal delivery drug applications, we have determined to pursue our core internet business platform because of the amount of time and required capital to pursue this opportunity.

         In December 1998, the Board of Directors decided to reverse our acquisition of GMG. GMG's financial statements for the third quarter of 1998 were below expectations. On December 17, 1998, the Company, GMG and the former GMG shareholders entered into a Reversion Agreement and Mutual General Release Agreements in order to effectuate the reversal of the GMG acquisition. As part of the Reversion Agreement, the former GMG shareholders returned their 14,000,000 shares of the Company's common stock to the Company for cancellation.

         During 1999, the Company made two acquisitions of Internet related companies. On February 5, 1999, we completed the acquisition of IAI, an internet marketing and web site development firm involved in the development, marketing and hosting of web sites, and the training of web developers. The Company organized all of the stock of IAI in return for common stock of the Company. The acquisition price was based on the amount of IAI net profits for 1999, which ultimately resulted in the exchange of all IAI shares for 25,000,000 shares of the Company's common stock. The sale of the Company's stock by the former IAI shareholders is limited for a period of three years.

         We closed on the acquisition of Connect.ad and its affiliated group of companies, as of September 30, 1999. We issued a total of 8,108,108 shares of the Company's common stock in return for all of the Connect.ad stock. Connect.ad is an internet marketing company franchisor.

         On June 23, 2000, the Company entered into a letter of intent for the acquisition of two additional companies; however, the Company did not complete the acquisitions because of adverse information uncovered during due diligence, as to one acquisition, and the costs of bringing new technology to market, as to the second acquisition.

Item 2. Property

         The Company's principal executive office is located at 2875 Ocean Boulevard, Palm Beach, Florida, where the Company leases approximately 1,000 square feet of office space. The Company has two years remaining on the lease, at a monthly rent of $2,400. As of December 31, 2000, our address was 249 Peruvian Avenue, Suite FZ, Palm Beach, FL 33480. We relocated to our new space on February 20, 2001.

         In addition, IAI leases 1,500 feet of office space in Boca Raton, Florida, at 123 N.W. 13th Street. The lease is structured with six-month renewal periods. The monthly rent is $2,200. Connect.ad and ICI are located at the same location, in separate offices. The monthly rent is $600 each.

Item 3.  Legal Proceedings

         A former shareholder of INI, prior to its merger into the Company, has brought a lawsuit in Palm Beach County, Florida, against the Company an Barbara
L. Tolley, Chairman and Chief Executive Officer of the Company, and formerly the President of INI, claiming that he is entitled to more shares in the Company than he received pursuant to the merger of INI into the Company. The Company and Ms. Tolley deny the facts as asserted by Prouty and are vigorously defending the lawsuit.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         Our common stock is traded in the over-the-counter market under the symbol "SFAD". The following table sets forth the high and low bid and ask prices, as reported by the National Quotation Bureau, Inc., for our common stock for the calendar periods indicated.

                            Common Stock
                     ---------------------------
                                      Bid Asked
                     Period            High/Low       High/Low
                     ------          -----------      --------
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

                      2000

                      lst Quarter    .55/.062        .56/.064
                      2nd Quarter    .2/.056         .205/.06
                      3rd Quarter    .075/.037       .08/.039
                      4th Quarter    .0415/.017      .043/.018


         The average of the bid and ask price of our common stock in the over-the-counter market as of the most recent available date, March 29, 2001 was $.____ per share. The above quotations do not include retail mark-ups, mark-downs or commissions and represents prices between dealers and not necessarily actual transactions. The past performance of our securities is not necessarily indicative of future performance.

Common Stock and Warrants

         As of December 31, 2000, we had issued and outstanding 746,200,414 shares of our common stock, 7,227,280 Class A Warrants and 272,720 Class B Warrants. Upon exercise, each Class A Warrant entitles the holder to purchase one share of common stock for $.20 per share and to receive one redeemable Class B Warrant. Upon exercise, each Class B Warrant entitles the holder to purchase one share of common stock for $.50 per share. The exercise periods of the Class A and Class B Warrants have been extended by the Board of Directors through January 8, 2002. All of these numbers are adjusted to reflect the Company's ten-for-one reverse stock split effected as of February 9, 1998.

Holders of Record

         As of December 31, 2000, there were approximately 1,282 shareholders of record of our common stock, not including beneficial owners holding shares through nominee name.

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

Item 6.  Management's Discussion and Analysis or Plan of Operations.

RESULTS OF OPERATION(S)

         Comparison of the years ended December 31, 2000 ("fiscal 2000") and December 31, 1999 ("fiscal 1999").

         Revenues were $471,946 for fiscal 2000 and were $829,825 for fiscal 1999, representing a decrease of 56%. Approximately, $2,700 of the 2000 revenues were derived from ICI and $444,355 were derived from IAI. The balance of the 2000 revenues were from Connect.ad.

         Cost of Sales were $105,246 in fiscal 2000 compared to $63,989 in fiscal 1999. This increase is attributable to our direct cost structure. Cost of Sales in 2000 were $1,230 for ICI, $96,104 for IAI and $7,912 for Connect.ad.

         Selling, general, and administrative expenses were $3,246,241 for fiscal 2000 compared to $1,674,187 for fiscal 1999. This is attributable to the ramping up of operations in terms of personnel, additional depreciation on equipment and systems, and amounts paid to outside consultants in upgrading and placing online infrastructure for our continued growth. Approximately $2,556,015 of consulting fees included in total selling, general and administrative expenses of $3,246,241 for fiscal 2000 is attributable to the Company's issuance of approximately 52,350,000 SFAD shares of its common stock in lieu of cash compensation to various service providers.

RISK FACTORS

         The Company is engaged in the pursuit of commerce on the internet platform. This form of commerce involves many opportunities, as well as significant risks, many of which are out of our control. Some of the risks which we face are as follows:

         Consumers, suppliers and advertisers may not accept our web site as a valuable commercial tool, which would impair the growth of our business.

         For us to achieve the level of growth that we have projected, consumers, suppliers, merchants and advertisers must accept our web site model as a valuable commercial tool.

         Consumers who have historically purchased the various products offered on our web sites using traditional commercial channels must change that behavior and instead purchase through the internet. Consumers frequently "surf" sites like our sites in search of the various products offered and then ultimately revert to the traditional purchase method. If this behavior is not shifted, we may never achieve our anticipated growth.

         Similarly, suppliers, advertisers and merchants will also need to accept and use our web site. In order for this to occur, suppliers, advertisers and merchants will need to perceive our site as efficient and profitable channels of distribution for their products, and for expenditure of their advertising budgets.

         In order to achieve the acceptance of consumers, suppliers, advertisers and merchants contemplated by our business plan, we will need to make substantial investments in technology and branding. We cannot, however, assure you that these investments will be successful. Our failure to succeed in these areas will hamper our ability to achieve our business plan.

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

         The internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. Our success will depend upon the development and maintenance of the internet's infrastructure to cope with this increased traffic. This will require a reliable network backbone with the necessary speed, data capacity and security and the timely development of complementary products for providing reliable internet access and services. Major online service providers and the internet itself have experienced outages and other delays as a result of software and hardware failures and could face such outages and delays in the future. Outages and delays are likely to affect the level of internet usage and the processing of transactions on our web sites. In addition, the internet could lose its viability because of delays in the development or adoption of new standards to handle increased levels of activity or of increased government regulation. The adoption of new standards or government regulation may require us to incur substantial compliance costs.

         Interruptions in service from third parties could impair the quality of our service.

         We will rely upon third-party computer systems and third-party service providers, including internet bandwidth providers. Any interruption in these third-party services or a deterioration in their performance could impair the quality of our service. If our arrangement with any of these third parties were to be terminated, we may not be able to find an alternative source of systems support on a timely basis or on commercially reasonable terms.

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

         We depend substantially on the services and performance of our senior management, particularly Michael Posner our President, Barbara L. Tolley our Chief Executive Officer, Michael Bhethana, our Chief Information Officer and Bradford L. Tolley our Secretary, Treasurer and Vice President of Investor Relations. These individuals may not be able to fulfill their responsibilities adequately and may not remain with us. The loss of the services any executive officer or other key employees could hurt our business.

FUTURE BUSINESS STRATEGY

         We believe that the Company, having survived the dot.com crash and still being a vibrant participant in the internet industry, has benefitted from a period of trial and error. The development of the internet to date has been instructive. Several members of the Company's Management, having been pioneers in the internet industry, are also experienced business entrepreneurs and recognize that even a revolutionary industry must have real components in order to survive.

         The Company's future business strategy is first to continue to add experienced Management personnel whose business philosophies are strongly weighted toward earnings and value; and second, to evaluate, acquire, and administer additional operating companies in growth industries which can operate as individual profit centers, while benefitting and using the experienced administration provided them under the Company's corporate umbrella.

ITEM 7:  Financial Statements

                  Michaelson & Co.


PART III

Item 9.  Directors, Executive Officers and Significant Employees

         The executive officers and directors of the Company during 2000 were as follows:

         Name                   Age       Position Held with Registrant
         ----                   --         -----------------------------

         Barbara L. Tolley      63        CEO and Chairman of the Board
         Charles N. Martus      77        Director
         Jack W. Tolley         77        Director
         Robert L. Alexander    57        Director
         Michael Posner         39        President
         Bradford L. Tolley     36        Secretary and Treasurer
         Michael Bhathena       33        Vice President and Chief
                                            Information Officer
         Randi Swatt            41        President of IAI


         Barbara L. Tolley has served as Chief Executive Officer and Chairman of the Company since February 9, 1998. Ms. Tolley received her BA from Ohio State University in 1959. In 1975, she founded Westchester Ltd., Inc., a privately held company specializing in international marketing and advertising in which she held the office of President until 1989. Ms. Tolley founded Property Intelligence, LTD, in 1990, an international real estate marketing and consulting company. Ms. Tolley founded Property Intelligence International, Inc., (PII), in 1992, a Real Estate online business information and database service in collaboration with AT&T's Business Services. Since 1996, Ms. Tolley has been one of the majority stockholders in Villas International Realty, Inc., an international holiday rental agency. Ms. Tolley is the wife of Jack W. Tolley and the mother of Bradford L. Tolley.

         Charles N. Martus has served as a Director of the Company since February 9, 1998. Mr. Martus is a graduate of Dartmouth College, Hanover, New Hampshire in 1944, and attended Amos Tuck School. Mr. Martus was a principal in a gourmet food operation in Manhattan from 1946 until 1990. During the past ten years, Mr. Martus has been retired.

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

         Robert L. Alexander has served as a Director of the Company since February 9, 1998. Mr. Alexander has been in management with Fortune 500 companies, and has had start up responsibility with privately held corporations during his career. Mr. Alexander was President of International Communications Systems (ICS) from 1991 to 1993. He was President of United Communications Systems (USC) from 1993-1994, a telephone reseller company in select markets. Mr. Alexander founded his own company, Comstar International, Inc., master distributor contracts with GE Capital Communications Services in 1994. He was recruited by Systems Communications, Inc., as CEO responsible for operations of communications companies acquired and merged into the public company. Since April 1997, Mr. Alexander has been President of International Teledata Corporation, responsible for its transition from a privately held company to a public company.

         Michael Posner has been President of the Company since August, 2000. Mr. Posner is a shareholder in the law firm of Ward, Damon & Posner, where he has been since 1989. He is a member of the Florida Bar. Mr. Posner received his Juris Doctorate in 1985 from the University of Florida.

         Bradford L. Tolley has been the Secretary and Treasurer of the Company since February 9, 1998. Mr. Tolley is a graduate of Phillips Academy in Andover, Massachusetts in 1982, and attended Rollins College in Winter Park, Florida. He was employed by Westchester Ltd., Inc., as an account executive from 1984 to 1989. From 1990-1992, Mr. Tolley was employed by Bilfinger & Berger's American subsidiary, Fru-Con Corporation, both subsidiaries of Dresdner Bank in Germany. From 1992-1995, Mr. Tolley was Vice President of PII, Inc., an online business service in collaboration with AT&T. Mr. Tolley is currently President of Tolley Investments, Inc., a privately held company. Mr. Tolley is the son of Jack W. Tolley and Barbara L. Tolley.

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

         Randi Swatt has served as President of the Company's IAI subsidiary since January, 1999. Prior to IAI, she was President of CGI Marketing, Inc. From 1994-1996, she owned and operated Magazine Marketing, Inc. Prior to 1994, she was the Vice President of Marketing for Halsey Publishing Co, Inc. Fort Lauderdale, FL. Halsey published many of the largest in-flight magazines, including Delta Air Lines' in-flight publication, SKY Magazine. Randi Swatt is a speaker and trainer on the topics of marketing and internet business development.

Item 10.  Executive Compensation

Summary Compensation Table

         The following table sets forth the aggregate compensation paid to Barbara L. Tolley, the Company's Chief Executive Officer and Chairman (the "Named Executive Officer") by the Company. None of the other executive officers of the Company received compensation in excess of $100,000 during the fiscal years ended December 31, 2000, 1999 or 1998. Except as set forth in the table below, no bonuses or other compensation were paid during the fiscal year ended December 31, 2000.

                                   Annual Compensation

                                   Fiscal                          Other Annual
Name of Principal       Position    Year        Salary     Bonus   Compensation

Barbara L. Tolley,       Chief      2000         0(1)        0      $125,000(4)
Executive Officer
and Chairman

                                    1999         0(1)        0      $120,000(2)

                                    1998         0(1)        0      $111,900(3)



(1) Ms. Tolley joined the Company as its Chief Executive Officer on February 9, 1998. Under her employment agreement, Ms. Tolley was entitled to receive an annual salary of $120,000 in 1998, 1999 and 2000. Due to the Company's financial condition, however, Ms. Tolley elected not to receive her salary in fiscal 2000, 1999 and 1998.

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

(4) The Board of Directors granted Ms. Tolley 2,000,000 stock awards pursuant to the Company's Y2000 Incentive Stock Plan. The awards were granted as of December 31, 2000 at a value of $0.045.

Options Granted to the Named Executive Officer During Fiscal 2000

         The Company did not grant any options to the Named Executive Officer during the fiscal year ended December 31, 2000. However, as noted in the Summary Compensation Table, the Named Executive Officer has received stock awards in lieu of compensation.

Aggregated Option Exercises and Fiscal Year-End Option Value Tables

         As of December 31, 2000, Ms. Tolley did not own any options to purchase shares of the Company's common stock. As noted in the Summary Compensation Table, however, the Named Executive Officer has received stock awards in lieu of compensation.

Employment Agreement

         The Company entered into an employment agreement with Barbara Tolley, its Chief Executive Officer and Chairman, effective as of February 9, 1998. The term of the agreement was for two years, with an option exercisable by Ms. Tolley to extend the employment agreement for an additional year. Ms. Tolley elected to renew her contract through February 9, 2001. Ms. Tolley's compensation is $120,000 per year under the base contract. At Ms. Tolley's option, this sum can be paid with half cash and half stock, all cash or on an accrual basis. Ms. Tolley is entitled to bonus compensation based on a percentage of the annual net pre-tax profits of Safe Aid. As an officer of Safe Aid, she will be entitled to participate in an overall group insurance plan providing health, life and disability insurance benefits for employees of Safe Aid. The employment agreement will also provide for the use of an automobile and/or a monthly automobile allowance, payment of club dues and other fringe benefits commensurate with her duties and responsibilities.

         As disclosed in the Summary Compensation table, Mrs. Tolley, did not receive her annual salary or any of the other benefits to which she was entitled to under the employment agreement in fiscal 2000, 1999 and 1998. Ms. Tolley, however, did receive stock awards.

         Ms. Tolley received an aggregate of 30,000,000 shares of restricted common stock as payment for deferred salary, bonus and benefits, for the years 1998, 1999, and 2000, which includes payment up to and through February 9, 2001.

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

         In December 1999, the Company adopted a stock option plan called the "Safe Technologies International, Inc. - Year 2000 Stock Award Plan " (the "Year 2000 Stock Award Plan"). The Year 2000 Stock Award Plan is intended to provide incentives to, and awards for, certain eligible employees, officers, directors and consultants who have contributed and will continue to contribute to the success of the Company. The Year 2000 Stock Plan provides for the granting of up to 30 million stock awards. The Year 2000 Stock Award Plan is administered by the Compensation Committee of the Board of Directors.

         Under both plan, the Company awarded 14,450,000 shares during 2000, 18,770,7674 shares during 1999, and 7,325,000 shares during 1998 to its officers, directors and consultants.

Director Compensation

         Directors receive no additional compensation for services rendered as members of the Company's Board of Directors. Charles Martus and Jack Tolley, however, who are directors of the Company, and provided consulting services to the Company outside of the scope of their duties as directors received stock awards in the amount of 200,000 shares each in 2000.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information with respect to the number of shares of the Company's Common Stock that will be beneficially owned by (i) each executive officer of the Company, (ii) each director of the Company and
(iii) each shareholder of the Company who owns more than 5% of the Company's Common Stock as of December 31, 2000. An asterisk indicates beneficial ownership of less than 1% of the outstanding Safe Aid Common Stock after the Merger. Except as otherwise indicated, each of the shareholders listed below has voting and investment power over the shares beneficial owned and the address of each beneficial owner is c/o the Company, 2875 S. Ocean Blvd., Palm Beach, Florida 33480. As of December 31, 2000, there were issued and outstanding 746,200,414 shares of the Company's common stock.

     Name of                                                Percent of Class
Beneficial Owner                 Amount and Nature       Of Beneficial Ownership

Barbara L. Tolley (1)               247,804,319                     30.4
Chairman of the Board

Ruth Deutsch (2)                    225,932,657                     32.8
Member

Franklin Frank (3)                  225,932,657                     32.8
Member

Jack W. Tolley (4)                  247,804,319                     30.4
Director

Bradford L. Tolley(5)                12,000,000                      1.5
Secretary, Treasurer

Charles N. Martus                       400,000                       *
Director

Michael Posner                        2,000,000
President

All Officers and Directors          488,136,976                     66.2
and 5% beneficial owners
as a group (6)


         (1) Includes 247,804,319 shares held by the Lang Family Trust. Ms. Tolley is the settler and trustee of the trust.

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

         (4) Includes 247,804,319 shares beneficially owned by Barbara Tolley, Mr. Tolley's wife, through the Lang Family Trust. Mr. Tolley disclaims any beneficial interest in the shares owned by his wife.

         (5) Includes 4,937,552 shares held by Tolley Investments, Inc., of which Mr. Tolley is the President.

         (6) The shares beneficially owned by Barbara L. Tolley and Jack W. Tolley, and the shares beneficially owned by Ruth Deutsch and Franklin Frank, are counted only once to avoid a misleading total.

Item 12.  Certain Relationships and Related Party Transactions

         During 1999, 25,000,000 shares of SFAD enured to the benefit of Franklin L. Frank as a finders fee for his role in sourcing the origination of the Company's acquisition of IAI. The IAI Acquisition Agreement called for Mr. Frank to receive 6,000,000 shares of Common Stock, as Finders Fee. Mr. Frank has received, to date, 375,000 shares of Common Stock in July 26, 2000.

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

         3.1 Certificate of Incorporation and Amendment to the Company's Certificate of Incorporation (filed as an Exhibit to the Company's Registration Statement on Form S- 18 filed February 18, 1988 and incorporated herein by this reference).

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

         10.6 Acquisition Agreement dated September 30, 1999 by and between the Company and John D. Colodny and Ruth Ann Saunders (filed as Exhibit 10.6 to the Company's annual report on Form 10-KSB for the year ended December 31, 2000).

         10.7 Year 2000 Stock Award Plan (filed as an Exhibit 10 to the Company's Registration Statement in Form S-8 filed on December 7, 1999 and incorporated herein by this reference).

         16.1 Letter on Change in Certifying Accountant (filed as Exhibit 99.1 to the Company's Report on Form 8-K dated March 9, 1999 and filed as an Exhibit to the Company's Annual Report on Form 10-KSB for 1998 filed March 31, 1999).

         21.1 Subsidiaries of the Company (filed herewith electronically).

         23.1 Consent of Michaelson & Co. P.A. (filed herewith electronically).

                  (b)      Reports on Form 8-K.

The Company filed six reports on Form 8-K during the fourth quarter ended December 31, 2000.

(i)    The Company filed a report on Form 8K on February 12, 2000
(ii)   The Company filed a report on Form 8K on April 18, 2000
(iii)  The Company filed a report on Form 8K on April 19, 2000
(iv)   The Company filed a report on Form 8K on June 28, 2000
(v)    The Company filed a report on Form 8K on August 31, 2000
(vi)   The Company filed a report on Form 8K on December 18, 2000

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

Date:    March 23, 2001

         In accordance with the Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Barbara L. Tolley
    ------------------------------------------
    Barbara L. Tolley
    Chief Executive and Officer and Chairman

Date:    March 23, 2001


By: /s/ Bradford Tolley
    ------------------------------------------
    Bradford Tolley
    Chief Financial Officer

Date:    March 23, 2001

                                TABLE OF CONTENTS

                                                                       Page
                                                                       ----
Independent Auditor's Report                                           F- 1

Consolidated Financial Statements:

         Balance Sheets                                             F-2 - F-3

         Statements of Operations                                     F-4

         Statements of Changes in Stockholders' Equity              F-5 - F-10

         Statements of Cash Flows                                     F-11

Notes to Consolidated Financial Statements                         F-12 - F-20

                       THIS PAGE LEFT BLANK INTENTIONALLY

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                                  CONSOLIDATED
                              FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


Independent Auditor's Report
----------------------------

To the Board of Directors and Shareholders
Safe Technologies International, Inc.
    And Subsidiaries
Palm Beach, Florida

We have audited the accompanying consolidated balance sheet of Safe Technologies International, Inc., a Delaware corporation, and subsidiaries, as of December 31, 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Safe Technologies International, Inc. as of December 31, 1999 were audited by other auditors whose report dated March 22, 2000 expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Safe Technologies International, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company incurred significant losses in 2000 and is completely reliant on the Internet industry for its operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in
Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

March 23, 2001

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                       (See Independent Auditor's Report)

                                                                                 2000            1999
                                                                               --------        --------
ASSETS

CURRENT ASSETS
--------------
  Cash                                                                         $ 40,702        $ 16,372
  Accounts Receivable (net of allowance for doubtful accounts                    24,895         126,331
     of $18,881 and $2,755 at December 31, 2000 and 1999, respectively)
  Other current assets                                                          120,000           1,327
                                                                               --------        --------

         TOTAL CURRENT ASSETS                                                   185,597         144,030

PROPERTY & EQUIPMENT
--------------------
  Fixed assets (net of accumulated depreciation of $70,015 and
     $21,294 at December 31, 2000 and 1999, respectively)                       129,300         174,705

OTHER ASSETS
------------
  Deposits                                                                       12,889          15,974
  Goodwill, copyrights and trademarks (net of accumulated                       426,747         587,026
     amortization of $208,762 and $48,483 at December 31, 2000
     and 1999, respectively)
  Other assets                                                                       --          25,000
                                                                               --------        --------
         TOTAL OTHER ASSETS                                                     439,636         628,000
                                                                               --------        --------
TOTAL ASSETS                                                                   $754,533        $946,735
                                                                               ========        ========







             See Accompanying Notes to Consolidated Financial Statements

                                                                             2000                1999
                                                                          -----------         -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
-------------------
  Accounts Payable                                                        $    72,050         $    65,214
  Accrued Expenses                                                             42,042             158,846
  Notes Payable                                                               386,002             267,571
  Deferred Income                                                               4,515              33,388
  Lease Payable, current portion                                                1,700               1,393
                                                                          -----------         -----------

        TOTAL CURRENT LIABILITIES                                             506,309             526,412

LONG TERM LIABILITIES
---------------------
  Lease Payable                                                                    --               1,014
                                                                          -----------         -----------

                      TOTAL LIABILITIES                                       506,309             527,426
                                                                          -----------         -----------

SHAREHOLDERS' EQUITY
--------------------
  Common Stock, par value $0.00001, 999,999,000 shares authorized,              8,056               7,462
     805,605,299 and 746,200,414 shares issued and outstanding
          as of December 31, 2000 and 1999, respectively
  Capital Subscribed                                                               --              40,000
  Additional Paid-in Capital                                                6,599,060           3,714,589
  Accumulated Deficit                                                      (6,358,892)         (3,342,742)
                                                                          -----------         -----------

                    TOTAL SHAREHOLDERS' EQUITY                                248,224             419,309
                                                                          -----------         -----------

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $   754,533         $   946,735
                                                                          ===========         ===========






           See Accompanying Notes to Consolidated Financial Statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                       (See Independent Auditor's Report)

                                                                   2000               1999
                                                               -----------         -----------
REVENUE
  Sales, Net of Customer Returns                               $   471,946         $   829,825

EXPENSES
  Cost of Goods Sold                                               105,246              63,989
                                                               -----------         -----------

               GROSS PROFIT                                        366,700             765,836
                                                               -----------         -----------

  Selling, General and Administrative Expenses:
     Advertising and Promotion                                       5,972              20,470
     Bad Debt Expense                                               80,963              47,280
     Consulting Expense                                          2,555,015             807,250
     Depreciation and Amortization Expense                          91,089              48,877
     Management Fees                                                25,000              12,500
     Salaries and Benefits                                         106,370             428,558
     Subcontract Labor                                                  --               1,000
     Legal and Professional Services                               175,911              83,614
     Telephone Expense                                              57,419              59,060
     Travel and Entertainment Expense                                4,805              17,587
     Equipment Lease                                                16,138              12,884
     Proxy and Broker Services                                       4,675               3,573
     Postage                                                         1,783               1,763
     Licenses, Fees & Permits                                        3,221               5,048
     Office Expense                                                  7,537               6,708
     Rent                                                           35,257               3,251
     Other Expenses                                                 75,086             114,764
                                                               -----------         -----------

     TOTAL SELLING, GENERAL & ADMINISTRATIVE
            EXPENSES                                             3,246,241           1,674,187
                                                               -----------         -----------

OTHER INCOME & (EXPENSES)
   Interest Income                                                      --                 178
   Impairment of Long-Lived Asset                                  117,911
   Interest Expense                                                 18,697             (11,769)
                                                               -----------         -----------

NET  (LOSS)                                                    $(3,016,149)        $  (919,942)
                                                               ===========         ===========
NET  (LOSS) PER SHARE                                          $    (0.004)        $    (0.001)
                                                               ===========         ===========


           See Accompanying Notes to Consolidated Financial Statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                       (See Independent Auditor's Report)

                                                                        Common Stock             Capital       Paid In
                                                                    Shares          Amount     Subscribed      Capital
                                                               ----------------------------------------------------------
Balance, December 31, 1998                                      712,489,700      $ 7,125      $ 39,000   $ 2,591,531

Less:  Adjustments in 1999                                               --           --         1,000       (19,995)

Internet Associates International acquisition,                   25,000,000          250            --        24,750
   January 29, 1999

Issuance of shares of common stock to unrelated party in            125,000            1            --         6,889
   exchange for accounting services valued at $6,890 on
   March 2, 1999

Issuance of shares of common stock to unrelated party in            300,000            3            --        14,997
   exchange for accounting services valued at $15,000 on
   March 10, 1999

Issuance of shares of common stock on March 22, 1999 to             200,000            2            --         7,998
   a member of the Board of Directors for consulting
   services valued at $0.045 per share

Issuance of shares of common stock on May 3, 1999 to                600,000            6            --        14,994
   Ruth Deutsch (Franklin L. Frank) in exchange for cash

Issuance of shares of common stock to an unrelated party            100,000            1            --         3,999
   in compensation for accounting services valued at $0.04
   per share on June 1, 1999
                                                               ----------------------------------------------------------
                Sub-total                                       738,814,700      $ 7,388      $ 40,000   $ 2,645,163



[RESTUBBED]

                                                                  Accumulated
                                                                    Deficit         TOTAL
                                                              --------------------------------
Balance, December 31, 1998                                     $ (2,422,800)    $214,856

Less:  Adjustments in 1999                                               --      (18,995)

Internet Associates International acquisition,                           --       25,000
   January 29, 1999

Issuance of shares of common stock to unrelated party in                 --        6,890
   exchange for accounting services valued at $6,890 on
   March 2, 1999

Issuance of shares of common stock to unrelated party in                 --       15,000
   exchange for accounting services valued at $15,000 on
   March 10, 1999

Issuance of shares of common stock on March 22, 1999 to                  --        8,000
   a member of the Board of Directors for consulting
   services valued at $0.045 per share

Issuance of shares of common stock on May 3, 1999 to                     --       15,000
   Ruth Deutsch (Franklin L. Frank) in exchange for cash

Issuance of shares of common stock to an unrelated party                 --        4,000
   in compensation for accounting services valued at $0.04
   per share on June 1, 1999
                                                              ---------------------------
                Sub-total                                      $ (2,422,800)    $269,751



           See Accompanying Notes to Consolidated Financial Statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                       (See Independent Auditor's Report)

                                                                            Common Stock              Capital        Paid In
                                                                        Shares          Amount       Subscribed      Capital
                                                                  -----------------------------------------------------------------
                 Sub-Total                                               738,814,700       $ 7,388       $ 40,000    $ 2,645,163

Connect.ad, Inc., Connect.ad Services, Inc. and Connect.ad                 4,285,714            43             --        299,957
   of South Florida, Inc. - acquisition (September 28, 1999)

Issuance of shares of common stock to the members of the                     600,000             6             --         26,994
   Board of Directors valued at $0.045 per share on
   December 8, 1999.

Issuance of shares of common stock to an unrelated party                      50,000             1             --          2,249
   in compensation for accounting services valued at $0.045
   per share on December 30, 1999

Issuance of shares of common stock for consulting services                   550,000             5             --         24,745
   for the year ended December 31, 1999

Issuance of shares of common stock for public relations                    4,900,000            49             --        220,451
   services for the year ended December 31, 1999

Issuance of shares of common stock for employee                           11,000,000           110             --        494,890
   compensation in lieu of cash payment

Cancellation of shares of common stock of GMG                            (14,000,000)         (140)            --            140
   acquisition; GMG returned these shares after the
   cancellation of the acquisition agreement
                                                                  -----------------------------------------------------------------

                Sub-Total                                                746,200,414       $ 7,462       $ 40,000    $ 3,714,589


[RESTUBBED]



                                                                    Accumulated
                                                                      Deficit            TOTAL
                                                                  ----------------------------------
                 Sub-Total                                             $ (2,422,800)      $ 269,751

Connect.ad, Inc., Connect.ad Services, Inc. and Connect.ad                       --         300,000
   of South Florida, Inc. - acquisition (September 28, 1999)

Issuance of shares of common stock to the members of the                         --          27,000
   Board of Directors valued at $0.045 per share on
   December 8, 1999.

Issuance of shares of common stock to an unrelated party                         --           2,250
   in compensation for accounting services valued at $0.045
   per share on December 30, 1999

Issuance of shares of common stock for consulting services                       --          24,750
   for the year ended December 31, 1999

Issuance of shares of common stock for public relations                          --         220,500
   services for the year ended December 31, 1999

Issuance of shares of common stock for employee                                  --         495,000
   compensation in lieu of cash payment

Cancellation of shares of common stock of GMG                                    --              --
   acquisition; GMG returned these shares after the
   cancellation of the acquisition agreement
                                                                  ----------------------------------
                Sub-Total                                              $ (2,422,800)     $1,339,251



           See Accompanying Notes to Consolidated Financial Statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                       (See Independent Auditor's Report)

                                                                            Common Stock              Capital        Paid In
                                                                        Shares          Amount       Subscribed      Capital
                                                                  ----------------------------------------------------------------
                 Sub-Total                                               746,200,414       $ 7,462       $ 40,000    $ 3,714,589

Net loss, December 31, 1999                                                       --            --             --             --
                                                                  ----------------------------------------------------------------

Balance, December 31, 1999                                               746,200,414         7,462         40,000      3,714,589

Issuance of shares of common stock to an officer as                        1,000,000            10             --         49,990
   compensation for services provided on January 13,
   2000 ($0.05 per share)

Issuance of shares of common stock as reimbursement                          300,000             3             --         14,997
   for expenses on January 13, 2000 ($0.05 per share)

Issuance of shares of common stock to an officer as                        2,000,000            20             --         99,980
   compensation for services provided on January 13,
   2000 ($0.05 per share)

Issuance of shares of common stock to an officer as                       30,000,000           300             --      1,499,700
   compensation for services provided on February 9,
   2000 ($0.05 per share)

Issuance of shares of common stock to an officer as                        3,000,000            30             --        149,970
   compensation for services provided on February 15,
   2000 ($0.05 per share)
                                                                  ----------------------------------------------------------------
                Sub-Total                                                782,500,414         7,825         40,000      5,529,226


[RESTUBBED]

                                                                Accumulated
                                                                  Deficit           TOTAL
                                                           ---------------------------------
                 Sub-Total                                      $ (2,422,800)    $1,339,251

Net loss, December 31, 1999                                         (919,942)      (919,942)
                                                           ---------------------------------

Balance, December 31, 1999                                        (3,342,742)       419,309

Issuance of shares of common stock to an officer as                       --         50,000
   compensation for services provided on January 13,
   2000 ($0.05 per share)

Issuance of shares of common stock as reimbursement                       --         15,000
   for expenses on January 13, 2000 ($0.05 per share)

Issuance of shares of common stock to an officer as                       --        100,000
   compensation for services provided on January 13,
   2000 ($0.05 per share)

Issuance of shares of common stock to an officer as                       --      1,500,000
   compensation for services provided on February 9,
   2000 ($0.05 per share)

Issuance of shares of common stock to an officer as                       --        150,000
   compensation for services provided on February 15,
   2000 ($0.05 per share)
                                                           ---------------------------------
                Sub-Total                                         (3,342,742)     2,234,309



           See Accompanying Notes to Consolidated Financial Statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                       (See Independent Auditor's Report)

                                                                            Common Stock              Capital        Paid In
                                                                        Shares          Amount       Subscribed      Capital
                                                                  -----------------------------------------------------------------

                 Sub-Total                                           782,500,414       $ 7,825       $ 40,000    $ 5,529,226

Issuance of shares of common stock for technology                        324,003             3             --         19,997
   services valued at $0.0617 per share on May 31, 2000

Issuance of shares of common stock for legal sevices                     500,000             5             --         39,045
   valued at $0.0781 per share on June 9, 2000

Issuance of shares of common stock on June 9, 2000 in                    500,000             5             --         74,995
   exchange for cash to Ruth Deutsch (Franklin L. Frank)
   ($0.15 per share)

Issuance of shares of common stock to an unrelated party                 150,000             2             --         11,713
   for service bonus valued at $0.0781 on June 14, 2000

Issuance of shares of common stock for consulting services               200,000             2             --         11,998
   on June 14, 2000 ($0.06 per share)

Issuance of shares of common stock to an officer as                      500,000             5             --         29,995
   compensation for services, June 14, 2000 ($0.06
   per share)
                                                                  -----------------------------------------------------------------
                Sub-total                                            784,674,417         7,847         40,000      5,716,969



[RESTUBBED]

                                                                Accumulated
                                                                  Deficit           TOTAL
                                                              ---------------------------------
                 Sub-Total                                         $ (3,342,743)    $2,234,309

Issuance of shares of common stock for technology                            --         20,000
   services valued at $0.0617 per share on May 31, 2000

Issuance of shares of common stock for legal sevices                         --         39,050
   valued at $0.0781 per share on June 9, 2000

Issuance of shares of common stock on June 9, 2000 in                        --         75,000
   exchange for cash to Ruth Deutsch (Franklin L. Frank)
   ($0.15 per share)

Issuance of shares of common stock to an unrelated party                     --         11,715
   for service bonus valued at $0.0781 on June 14, 2000

Issuance of shares of common stock for consulting services                   --         12,000
   on June 14, 2000 ($0.06 per share)

Issuance of shares of common stock to an officer as                          --         30,000
   compensation for services, June 14, 2000 ($0.06
   per share)
                                                              ---------------------------------
                Sub-total                                            (3,342,743)     2,422,074




           See Accompanying Notes to Consolidated Financial Statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                       (See Independent Auditor's Report)

                                                                       Common Stock              Capital        Paid In
                                                                   Shares          Amount       Subscribed      Capital
                                                             -----------------------------------------------------------------
                 Sub-Total                                          784,674,417       $ 7,847       $ 40,000    $ 5,716,969

Issuance of shares of common stock for consulting                       200,000             2             --         11,998
   services on June 14, 2000 ($0.06 per share)

Issuance of shares of common stock to an officer as                  12,000,000           120             --        599,880
   compensation for services provided from February 9,
   1998 through June 30, 2000 ($0.05 per share)

Issuance of shares of common stock for acquisition                      375,000             4             --         22,496
   services on July 26, 2000 ($0.06 per share)

Issuance of shares of common stock to an officer as                   2,000,000            20             --        119,980
   compensation for services on August 15, 2000
   ($0.06 per share)

Issuance of shares of common stock for consulting                       450,000             4             --         37,796
   services on August 26, 2000 ($0.084 per share)

Issuance of shares of common stock for legal services                   500,000             5             --         19,995
   on October 6, 2000 ($0.04 per share)
                                                             -----------------------------------------------------------------
                Sub-total                                           800,199,417         8,002         40,000      6,529,114



[RESTUBBED]


                                                          Accumulated
                                                            Deficit           TOTAL
                                                          -------------------------------
                 Sub-Total                                   $ (3,342,743)    $2,422,074

Issuance of shares of common stock for consulting                      --         12,000
   services on June 14, 2000 ($0.06 per share)

Issuance of shares of common stock to an officer as                    --        600,000
   compensation for services provided from February 9,
   1998 through June 30, 2000 ($0.05 per share)

Issuance of shares of common stock for acquisition                     --         22,500
   services on July 26, 2000 ($0.06 per share)

Issuance of shares of common stock to an officer as                    --        120,000
   compensation for services on August 15, 2000
   ($0.06 per share)

Issuance of shares of common stock for consulting                      --         37,800
   services on August 26, 2000 ($0.084 per share)

Issuance of shares of common stock for legal services                  --         20,000
   on October 6, 2000 ($0.04 per share)
                                                          -------------------------------
                Sub-total                                      (3,342,743)     3,234,374


           See Accompanying Notes to Consolidated Financial Statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                       (See Independent Auditor's Report)

                                                                      Common Stock              Capital        Paid In
                                                                  Shares          Amount       Subscribed      Capital
                                                            ----------------------------------------------------------------
                 Sub-Total                                         800,199,417       $ 8,002       $ 40,000    $ 6,529,114

Issuance of shares of commons stock to an officer as                   500,000             5             --         19,995
   compensation for services, November 17, 2000
   ($0.04 per share)

Issuance of shares of commons stock to an officer as                   500,000             5             --          9,995
   compensation for services, December 20, 2000
   ($0.02 per share)

Issuance of shares of common stock in exchange for                   4,405,882            44        (40,000)        39,956
   capital subscribed in 1998, on December 31, 2000

Net loss, December 31, 2000                                                 --            --             --             --





                                                                  ----------------------------------------------------------
Balance, December 31, 2000                                         805,605,299         8,056              -      6,599,060
                                                                  ===========================================================


[RESTUBBED]

                                                              Accumulated
                                                                Deficit           TOTAL
                                                           ----------------------------------
                 Sub-Total                                       $ (3,342,743)    $3,234,374

Issuance of shares of commons stock to an officer as                       --         20,000
   compensation for services, November 17, 2000
   ($0.04 per share)

Issuance of shares of commons stock to an officer as                       --         10,000
   compensation for services, December 20, 2000
   ($0.02 per share)

Issuance of shares of common stock in exchange for                         --             --
   capital subscribed in 1998, on December 31, 2000

Net loss, December 31, 2000                                        (3,016,149)    (3,016,149)





                                                                  ------------------------------
Balance, December 31, 2000                                         (6,358,892)       248,224
                                                                  ==============================

           See Accompanying Notes to Consolidated Financial Statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                       (See Independent Auditor's Report)

                                                                         2000               1999
                                                                     -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net (Loss)                                                         $(3,016,149)        $  (919,942)
  Adjustments to Reconcile Net Loss to Net
    Cash Provided by Operating Activities:
      Depreciation and Amortization                                       91,089              48,876
      Impairment of Long-Lived Asset                                     117,911                  --
      Allowance for Doubtful Accounts                                     16,126               2,755
   Change in Assets and Liabilities

       (Increase) decrease in Accounts Receivable                         85,310            (128,586)
       (Increase) decrease in Deposits                                     3,085             (15,974)
       (Increase) decrease in Other Assets                               (93,674)             11,173
       Increase (decrease) in Accounts Payable                             6,836               7,438
       Increase (decrease) in Accrued Expenses                          (116,804)            121,394
       Increase (decrease) in Other Payables                                  --              57,550
       Increase (decrease) in Deferred Income                            (28,873)             33,388
       Increase (decrease) in Lease Payable - Current Portion                307                  --
       Increase (decrease) in Shareholders' Loan                              --              88,838
                                                                     -----------         -----------

                 NET CASH (USED) BY OPERATING
                         ACTIVITIES                                   (2,934,836)           (693,090)
                                                                     -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of Property and Equipment                                     (3,316)                 --
   Purchase of Intangibles                                                    --                  --
                                                                     -----------         -----------

                 NET CASH USED BY INVESTING
                         ACTIVITIES                                       (3,316)                 --
                                                                     -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Increase (decrease) in Lease Payable                                   (1,014)                 --
   Increase in Notes Payable                                             118,431                  --
   Increase in Common Stock                                                  594                  --
   Increase (Decrease) in Capital Subscribed                             (40,000)              1,000
   Increase in Additional Paid-in Capital                              2,884,471             641,989
                                                                     -----------         -----------

                 NET CASH PROVIDED BY FINANCING
                         ACTIVITIES                                    2,962,482             642,989
                                                                     -----------         -----------

NET INCREASE (DECREASE) IN CASH                                           24,330             (50,101)

CASH, BEGINNING OF YEAR                                                   16,372              66,473
                                                                     -----------         -----------

CASH, END OF YEAR                                                    $    40,702         $    16,372
                                                                     ===========         ===========


           See Accompanying Notes to Consolidated Financial Statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999
                       (See Independent Auditor's Report)

 1.      NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:
         -------------------------------------------------------

         Nature of Business:
             Safe Technologies International, Inc. ("Safe Tech") and its subsidiaries is a multi-faceted company specializing in Internet services and products.

         Organization:
             The Company was incorporated under the laws of the state of Delaware on May 21, 1987 as Safe Aid Products, Inc. On February 9, 1998, the Company changed its name to Safe Technologies International, Inc.

         Basis of Consolidation:
             The consolidated financial statements include the accounts of SafeTechnologies International, Inc. and its subsidiaries Internet Commerce, Inc., Total Micro Computers, Inc. (inactive), Connect.ad, Inc., Connect.ad Services, Inc., Connect.ad of South Florida, Inc. and Internet Associates International, Inc. All material intercompany transactions and balances have been eliminated in the consolidated financial statements.

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

         Revenue Recognition:
             Revenues of Safe Tech, Internet Commerce, Inc., Connect.ad, Inc., Connect.ad Services, Inc., Connect.ad of South Florida, Inc. and Internet Associates International, Inc. are recognized at the time the services are rendered to customers. Services are rendered when the Company's representatives receive the customer's requests and completes the customer's orders.

         Financial Instruments:
             Cash and cash equivalents, accounts receivable and accounts payable are short-term in nature and the net values at which they are recorded are considered to be reasonable estimates of their fair values. The carrying values of notes payable are deemed to be reasonable estimates of their fair values.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999
                       (See Independent Auditor's Report)

1.       NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued):
         -------------------------------------------------------------------


         Accounts Receivable:
             It is the policy of management to review the outstanding accounts at year-end, as well as review bad debts, and establish an allowance for doubtful accounts and uncollectible amounts.

         Advertising:
             Advertising costs, which are included in selling, general and administrative expenses, are expensed as costs are incurred. Advertising expense was $5,972 and $20,470 for the years ended December 31, 2000 and 1999, respectively.

         Concentration Risks:
             The Company's sources of revenue and accounts receivable are comprised primarily of customers in the Internet industry. The Company requires no collateral from its customers, since in many cases it has written contracts with them.

         Intangible Assets:
             The Company continually evaluates the carrying value of goodwill and other intangible assets to determine whether there are any impairment losses. If indicators of impairment are present in intangible assets used in operations, and future cash flows are not expected to be sufficient to recover the assets' carrying amount, an impairment loss would be charged to expense in the period identified.

         Reclassifications:
             Certain reclassifications were made to the 2000 financial statements presentation in order to conform to the 1999 financial statements presentation.

         Property & Equipment:
             Property and equipment is carried at cost. Depreciation of depreciable assets is computed using the straight-line method of depreciation over the estimated useful lives of the assets. The estimated useful life is between 5 and 10 years.

         Amortization:
             Amortization of trademarks, copyrights and goodwill is determined utilizing the straight-line method based generally on the estimated useful lives of the intangibles, as follows:

                  Trademarks and copyrights        15 years
                  Goodwill                         15 years

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999
                       (See Independent Auditor's Report)

1.       NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued):
         -------------------------------------------------------------------

         Cash and Cash Equivalents:
             For purposes of the statements of cash flows, the Company considers all unrestricted highly liquid investments with an initial maturity of three months or less to be cash equivalents.

         Deferred Income:
             Deferred income arises in the normal course of business from the development of new web site contracts. The Company recognizes income when delivery has occurred or services have been rendered.

             Deferred income at December 31, 2000 and 1999 was $4,515 and $33,388, respectively.

         Accounting Pronouncements:
             In June 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information (SFAS No. 131), which established presentation of financial data based on the "management approach." SFAS No. 131 is applicable for fiscal years beginning after December 15, 1997. For the current fiscal year, the presentation of segment reporting is deemed by management to be immaterial.

         Net Loss Per Share:
           Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period.

2.       CAPITAL STOCK TRANSACTIONS:
         ---------------------------

         The Articles of Incorporation provide for the authorization of 950,000,000 shares of common stock at $0.00001 par value. On January 30, 1999, the stockholders approved increasing the authorized number of shares to 999,999,000.

         In June 1988, the Company completed a sale of 150,000 units to the public at a price of $10 per unit. The Company received proceeds in the amount of $1,213,841, net of commissions and expenses to the underwriter, legal, accounting and other expenses related to the public offering in the amount of $286,159. Each unit consisted of 1,000 shares of common stock, $0.00001 par value, and 500 redeemable common stock warrants designated redeemable Warrant "A". Each redeemable Warrant "A" would, upon exercise,

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

                       (See Independent Auditor's Report)

2.       CAPITAL STOCK TRANSACTIONS (continued):
         ---------------------------------------

         entitle the holder to purchase one share of common stock for $0.20 per share and to receive one redeemable Class "B" Common stock purchase warrant. Each redeemable Class "B" Common Stock purchase warrant would, upon exercise, entitle the holder to purchase one share of common stock for $0.50 per share. The exercise periods of both Class "A" and Class "B" warrants were extended by the Board of Directors through January 9, 2001, after giving effect to the ten-for-one reverse split on February 9, 1998. At June 30, 2000, 14,727,280 shares of common stock, reserved in connection with such warrants, remain outstanding. There was no market activity for these warrants through December 31, 2000.

         On January 13, 2000, 3,000,000 shares of common stock valued at $0.05 per share were issued to an officer as compensation for services.

         On January 13, 2000, 300,000 shares of common stock valued at $0.05 per share were issued as reimbursement for expenses.

         On February 9, 2000, 30,000,000 shares of common stock valued at $0.05 per share were issued to an officer as compensation for services.

         On February 15, 2000, 3,000,000 shares of common stock valued at $0.05 per share were issued to an officer as compensation for services.

         On May 31, 2000, 324,003 shares of common stock were issued for technology services valued at $20,000, performed during the five months ended May 31, 2000.

         On June 9, 2000, 500,000 shares of common stock valued at $0.0781 per share were issued for legal services.

         On June 9, 2000, 500,000 shares of common stock were issued in exchange for cash.

         On June 14, 2000, 150,000 shares of common stock valued at $0.0781 per share were issued to an unrelated party for a service bonus.

         On June 14, 2000, 200,000 shares of common stock valued at $0.06 per share were issued for consulting services.

         On June 14, 2000, 500,000 shares of common stock valued at $0.06 per share were issued to an officer as compensation for services.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999
                       (See Independent Auditor's Report)

  2.     CAPITAL STOCK TRANSACTIONS (continued):
         ---------------------------------------

         On June 14, 2000, 200,000 shares of common stock valued at $0.06 per share were issued for consulting services.

         On June 30, 2000, 12,000,000 shares of common stock valued at $0.05 per share were issued to an officer as compensation for services.

         On July 26, 2000, 375,000 shares of common stock valued at $0.06 per share were issued for acquisition services.

         On August 15, 2000, 2,000,000 shares of common stock valued at $0.06 per share were issued to an officer as compensation for services.

         On August 26, 2000, 450,000 shares of common stock valued at $0.084 per share were issued for consulting services.

         On October 6, 2000, 500,000 shares of common stock valued at $0.04 per share were issued in exchange for legal services.

         On November 17, 2000, 500,000 shares of common stock valued at $0.04 per share were issued to an officer as compensation for services.

         On December 20, 2000, 500,000 shares of common stock valued at $0.02 per share were issued to an officer as compensation for services.

         On December 30, 2000, the Board of Directors extended the exercise periods of both Class "A" and Class "B" Common Stock purchase warrants through January 8, 2002.

3.       SUBSCRIPTIONS
         -------------

         The Company entered into a subscription agreement for the purchase of 4,405,882 shares of common stock for $40,000 on November 4, 1998. At December 31, 2000, the Company had received payment in full and had issued the shares related to this subscription.

4.       LEASES:
         -------

         The Company rents office space in Palm Beach and Boca Raton, Florida on a month-to-month basis. There is no lease in force. The monthly total rent is currently $3,514. The

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999
                       (See Independent Auditor's Report)

4.       LEASES (continued):
         -------------------

         Company also rents office furniture and equipment on a month-to-month basis for $1,000 from the president. The Company leases telephone equipment through a capital lease. The term of the lease is for 36 months, commencing July 22, 1998, in the amount of $119.48 plus sales tax per month. There is a $1.00 purchase option at the end of the lease.

5.       INCOME TAXES:
         -------------

         The Company and its subsidiaries file consolidated income tax returns. No provision has been made in the accompanying financial statements for income taxes payable because of the Company's operating loss from operations. At December 31, 1999, the Company had $3,342,743 of operating loss carry-forwards for financial reporting and income tax purposes available to offset future income taxes expiring through the year 2016. Net operating losses of $2,143,299 for the year ended December 31, 2000 will expire in 2016. Additionally, the Company has approximately $44,000 of research and development credits available to offset future income taxes through the year 2005. There can, however, be no assurance that the Company will have future operating profits.

6.       NOTES PAYABLE:
         --------------

         At December 31, 2000 and 1999, short-term debt consisted of the following:

                                                            2000        1999
                                                         ---------   ---------
                8% note payable to an officer,           $ 219,923   $ 152,293
                unsecured, due on demand. Upon
                any default, the note becomes due
                immediately at an interest rate of
                18% per annum.

                Note payable to a shareholder,             129,586      58,785
                unsecured, due on demand, no
                interest rate specified.

                Note payable to an individual,              35,143      35,143
                unsecured, due on demand, with
                an interest rate of 5.5%

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999
                       (See Independent Auditor's Report)

6.       NOTES PAYABLE (continued):
         --------------------------
                                                         2000          1999
                                                       --------      --------
            Note payable to DLSK Trust,                      --        20,000
            unsecured, due on February 10, 2000
            with a 12% interest rate specified.

            Note payable to an officer, unsecured,        1,350         1,350
            due on demand, no interest rate            --------      --------
            specified.

                        Total short-term debt          $386,002      $267,571
                                                       ========      ========

7.       STOCK AWARDS
         ------------

         The Company has a Stock Incentive Plan (the "Plan") that was established on April 1, 1998 and was registered in August 1998. The Plan contained 30,000,000 Option Shares, 15,000,000 Stock Awards, and 15,000,000 shares of 144 Restricted Stock. In 1998, 7,325,000 shares were granted

         During the fourth quarter of 1999, the Company established the Safe Technologies International, Inc. - Year 2000 Stock Award Plan (the "Year 2000 Plan"). Pursuant to the Year 2000 Plan, the Company registered 30,000,000 shares of its common stock, to be awarded to eligible persons thereunder. During fiscal 1999, the Company granted 18,770,764 shares of common stock to eligible persons under both the Plan and the Year 2000 Plan. At December 31, 2000, 6,924,003 shares were granted under the Plan.

8.       EMPLOYMENT AGREEMENTS
         ---------------------

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

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999
                       (See Independent Auditor's Report)

8.       EMPLOYMENT AGREEMENTS (continued):
         ----------------------------------

         In addition, the agreement calls for the Company to provide additional employment benefits, which include automobile, insurance, telephone, dues and vacation.

         In March 2000, the Company entered into an employment agreement with Randi Swatt, President and a member of the Board of Directors of Internet Associates International, Inc. The term is for a period of one
         (1) year with a monthly salary of $5,000, payable semi-monthly.

9.       IMPAIRMENT OF LONG-LIVED ASSETS
         -------------------------------

         Long-lived assets are reviewed whenever indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the related asset carrying amount. At December 31, 2000, goodwill included the excess of the investment in Total Micro Computers, Inc. ("TMC") over the fair market value of the net assets acquired. The goodwill was reviewed during 2000, in light of the post-acquisition activities of TMC. This review indicated that TMC's goodwill was impaired, as determined based on the projected future cash flows. Consequently, the carrying value of TMC's goodwill, totaling $117,911, was written off as a component of operating expenses during 2000.

10.      GOING CONCERN
         -------------

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $3,016,149 during the year ended December 31, 2000 and, as of that date, intangible assets represent 57% of total assets. The Company's sales volume decreased substantially from the year ended December 31, 1999 to 2000. Those factors, as well as the Company's reliance on the Internet industry, create an uncertainty about the Company's ability to continue as a going concern. Management has developed a plan to acquire businesses outside of the Internet industry, and is actively searching for acquisition targets in order to reduce the Company's reliance on any one business or industry. The ability of the Company to continue as a going concern is dependent on the success of this plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999
                       (See Independent Auditor's Report)

  11.    PENDING LITIGATION
         ------------------

         An individual, who was a shareholder of INI (prior to its merger with Safe Tech), has brought a lawsuit against Safe Tech, its chairman and chief executive officer. He is claiming that he is entitled to more shares in the Company than he received pursuant to the merger of INI with Safe Tech. It is management's opinion that the lawsuit is without merit and the Company is defending it vigorously.