Form 10KSB/A
period 2000-12-31
SAFE TECHNOLOGIES INTERNATIONAL INC
filed 2001-04-09
CIK 829117

FORM 10KSB
                                 AMENDMENT NO. 1


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

         Transitional Small Business Disclosure Format (check one): Yes   No: X


EXPLANATORY NOTE

         We are filing this Amendment to our Annual Report on Form 10KSB for the fiscal year ended December 31, 2000 to include certain information mistakenly left out of Form 10KSB as filed. We hereby amend and restate our Form 10KSB for the fiscal year ended December 31, 2000 in its entirety as set forth in this document.


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


Item 4   Submission of Matters to a Vote of Security Holders

         No matters have been submitted to a vote by security holders.

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



         The average of the bid and ask price of our common stock in the over-the-counter market as of the most recent available date, March 30, 2001 was $.0165 per share. The above quotations do not include retail mark-ups, mark-downs or commissions and represents prices between dealers and not necessarily actual transactions. The past performance of our securities is not necessarily indicative of future performance.

Common Stock and Warrants


         As of December 31, 2000, we had issued and outstanding 805,605,299 shares of our common stock, 7,227,280 Class A Warrants and 272,720 Class B Warrants. Upon exercise, each Class A Warrant entitles the holder to purchase one share of common stock for $.20 per share and to receive one redeemable Class B Warrant. Upon exercise, each Class B Warrant entitles the holder to purchase one share of common stock for $.50 per share. The exercise periods of the Class A and Class B Warrants have been extended by the Board of Directors through January 8, 2002. All of these numbers are adjusted to reflect the Company's ten-for-one reverse stock split effected as of February 9, 1998.


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

Item 7:  Financial Statements

               Independent Auditor's Report                          F-1
               Consolidated Financial Statements:
                    Balance Sheets                                   F-2, F-3
                    Statements of Operations                         F-4
                    Statements of Changes in Stockholders' Equity    F-5 - F-10
                    Statements of Cash Flows                         F-11
               Notes to Consolidated Financial Statements            F-12 - F-20

Item 8: Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         Effective December 15, 2000, the Company dismissed its previous accountants, Mr. Thomas Sewell, Sewell and Company, PA, 7705 Davie Road Extension, Hollywood, FL 33024. No adverse opinion, disclaimer of opinion, modification, or qualification was issued by the former accountants in the last two years. During the past two fiscal years and until the date of dismissal, there were no material disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure. The company has retained William Michaelson, CPA, Suite 710, 2655 Palm Beach Lakes Blvd., West Palm Beach, Florida 33401 to serve as the company's accountants effective December 15, 2000.


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


         Michael Bhathena has served as the Chief Information Officer of the Company since February 9, 1998. Mr. Bhathena holds a B.A. in Computing & Statistics and a masters degree in computing science, from the University of Kent in Great Britain. Mr. Bhathena served as an assistant trader and then in the finance department at the Hong Kong & Shanghai Banking Corporation's (HSBC) City of London Offices from 1986-1988. Mr. Bhathena served as a voice and data communications executive for the Infocheck Group, Ltd. from 1992-93, a pioneer in providing on-line credit information to British companies. Mr. Bhathena was employed and served as President of PII Ltd., United Kingdom, which is an affiliate of PII, from 1993-1995.


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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information with respect to the number of shares of the Company's Common Stock that will be beneficially owned by (i) each executive officer of the Company, (ii) each director of the Company and
(iii) each shareholder of the Company who owns more than 5% of the Company's Common Stock as of December 31, 2000. An asterisk indicates beneficial ownership of less than 1% of the outstanding Safe Aid Common Stock after the Merger. Except as otherwise indicated, each of the shareholders listed below has voting and investment power over the shares beneficial owned and the address of each beneficial owner is c/o the Company, 2875 S. Ocean Blvd., Palm Beach, Florida 33480. As of December 31, 2000, there were issued and outstanding 805,605,299 shares of the Company's common stock.

     Name of                                                Percent of Class
Beneficial Owner                 Amount and Nature       Of Beneficial Ownership


Barbara L. Tolley (1)               247,804,319                     30.8
Chairman of the Board

Ruth Deutsch (2)                    225,932,657                     28.1
Member

Franklin Frank (3)                  225,932,657                     28.1
Member

Jack W. Tolley (4)                  247,804,319                     30.8
Director

Bradford L. Tolley(5)                12,000,000                      1.5
Secretary, Treasurer

Charles N. Martus                       400,000                       *
Director

Michael Posner                        2,000,000                       *
President

All Officers and Directors          488,136,976                     60.6
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


         10.6 Acquisition Agreement dated September 30, 1999 by and between the Company and John D. Colodny and Ruth Ann Saunders (filed as Exhibit 10.6 to the Company's annual report on Form 10-KSB for the year ended December 31, 1999).


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

         16.2 Letter on Change in Certifying Accountants (filed as Exhibit 99.1 to the Company's Report on Form 8-K/A dated December 18, 2000, and incorporated herein by reference.)

         21.1 Subsidiaries of the Company (Filed as Exhibit 21.1 to the Company's annual report on Form 10KSB/A for the year ended December 31, 1999.)


         23.1 Consent of Michaelson & Co. P.A. (filed herewith electronically).


         23.2 Consent of Sewell and Company, P.A. (filed herewith electronically.)

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

By: /s/ Barbara L. Tolley
    ------------------------------------------
    Barbara L. Tolley
    Chief Executive and Officer and Chairman

Date:    March 23, 2001


By: /s/ Bradford Tolley
    ------------------------------------------
    Bradford Tolley
    Chief Financial Officer

Date:    March 23, 2001


By: /s/ Jack Tolley
    ------------------------------------------
    Jack Tolley
    Director

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