Form 10QSB
period 2001-03-31
SAFE TECHNOLOGIES INTERNATIONAL INC
filed 2001-05-15
CIK 829117

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001
                                                    ---------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from _________________ to _________________

    Commission file number   000-17746
                             ---------

                      Safe Technologies International Inc.
     ----------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          Delaware                                               22-2824492
          --------                                               ----------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                               Identification No.)

                 2875 S. Ocean Boulevard, Palm Beach, FL 33480
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                 (561) 832-2700
                                 --------------
                           (Issuer's telephone number)

                         Safe Aid Products Incorporated,
                249 Peruvian Ave., Ste. F-2, Palm Beach, FL 33480
 -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:   812,476,600
                                                    -----------

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2001


ASSETS

CURRENT ASSETS
--------------
  Cash                                                               $    11,459
  Accounts Receivable (net of allowance for doubtful accounts             27,145
       of $18,881)
  Other current assets                                                   120,000
                                                                     -----------

         TOTAL CURRENT ASSETS                                            158,604

PROPERTY & EQUIPMENT
--------------------
  Fixed assets (net of accumulated depreciation)                         136,633

OTHER ASSETS
------------
  Deposits                                                                11,496
  Goodwill, copyrights and trademarks (net of accumulated
     amortization)                                                       418,590
                                                                     -----------

         TOTAL OTHER ASSETS                                              430,086
                                                                     -----------

TOTAL ASSETS                                                         $   725,323
                                                                     ===========



             See Accountants' Review Report and Accompanying Notes

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2001


LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
-------------------
  Accounts Payable                                                  $    82,832
  Accrued Expenses                                                       49,152
  Notes Payable                                                         402,503
  Deferred Income                                                         4,515
  Lease Payable, current portion                                          1,700
                                                                    -----------

        TOTAL CURRENT LIABILITIES                                       540,702

LONG TERM LIABILITIES
---------------------
  Lease Payable                                                              --
                                                                    -----------

                      TOTAL LIABILITIES                                 540,702
                                                                    -----------

SHAREHOLDERS' EQUITY
--------------------
  Common Stock, par value $0.00001, 999,999,000 shares authorized,        8,125
     812,476,600 shares issued and outstanding
  Additional Paid-in Capital                                          6,753,083
  Accumulated Deficit                                                (6,576,587)
                                                                    -----------

                    TOTAL SHAREHOLDERS' EQUITY                          184,621
                                                                    -----------

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $   725,323
                                                                    ===========



             See Accountants' Review Report and Accompanying Notes

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000



                                                       FOR THE QUARTERS ENDED
                                                        MARCH 31,   MARCH 31,
                                                         2001         2000
                                                      ---------     ---------

REVENUE
  Sales, Net of Customer Returns                      $  74,180     $ 166,335

EXPENSES
  Cost of Goods Sold                                     17,455        12,222
                                                      ---------     ---------

               GROSS PROFIT                              56,725       154,113
                                                      ---------     ---------

  Selling, General and Administrative Expenses:
     Advertising and Promotion                            1,886           335
     Consulting Fees                                     84,093         9,813
     Depreciation and Amortization                       18,804        16,994
     Management Fees                                         --         3,125
     Salaries and Benefits                               57,177       115,113
     Legal and Professional Services                     69,186        17,068
     Proxy and Broker Services                              907         1,315
     General and Administrative                          33,777        54,329
                                                      ---------     ---------

     TOTAL SELLING, GENERAL & ADMINISTRATIVE
            EXPENSES                                    265,830       218,092
                                                      ---------     ---------

OTHER INCOME & (EXPENSES)
   Interest Expense                                      (8,590)       (4,452)
                                                      ---------     ---------

NET  (LOSS)                                           $(217,695)    $ (68,431)
                                                      =========     =========

NET  (LOSS) PER SHARE                                 $(0.000268)   $(0.000092)
                                                      =========     =========



             See Accountants' Review Report and Accompanying Notes

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                    AND FOR THE QUARTER ENDED MARCH 31, 2001

                                                                Common Stock         Capital
                                                           Shares        Amount     Subscribed
                                                           ------        ------     ----------
Balance, December 31, 1999                              746,200,414   $     7,462   $    40,000

Issuance of shares of common stock to an officer as       1,000,000            10            --
  compensation for services provided, January 13,
  2000 ($0.05 per share)

Issuance of shares of common stock as reimbursement         300,000             3            --
  for expenses, January 13, 2000 ($0.05 per share)

Issuance of shares of common stock to an officer as       2,000,000            20            --
  compensation for services provided, January 13,
  2000 ($0.05 per share)

Issuance of shares of common stock to an officer as      30,000,000           300            --
  compensation for services provided, February 9,
  2000 ($0.05 per share)

Issuance of shares of common stock to an officer as       3,000,000            30            --
  compensation for services provided, February 15,
  2000 ($0.05 per share)

Issuance of shares of common stock for technology           324,003             3            --
  services valued at $0.0617 per share, May 31, 2000

Issuance of shares of common stock for legal services       500,000             5            --
  valued at $0.0781 per share, June 9, 2000
                                                        -----------   -----------   -----------

                  Sub-total                             783,324,417   $     7,833   $    40,000

[RESTUBBED]

                                                           Paid In      Accumulated
                                                           Capital        Deficit        TOTAL
                                                           -------        -------        -----
Balance, December 31, 1999                              $ 3,714,589   $(3,342,742)   $   419,309

Issuance of shares of common stock to an officer as          49,990            --         50,000
  compensation for services provided, January 13,
  2000 ($0.05 per share)

Issuance of shares of common stock as reimbursement          14,997            --         15,000
  for expenses, January 13, 2000 ($0.05 per share)

Issuance of shares of common stock to an officer as          99,980            --        100,000
  compensation for services provided, January 13,
  2000 ($0.05 per share)

Issuance of shares of common stock to an officer as       1,499,700            --      1,500,000
  compensation for services provided, February 9,
  2000 ($0.05 per share)

Issuance of shares of common stock to an officer as         149,970            --        150,000
  compensation for services provided, February 15,
  2000 ($0.05 per share)

Issuance of shares of common stock for technology            19,997            --         20,000
  services valued at $0.0617 per share, May 31, 2000

Issuance of shares of common stock for legal services        39,045            --         39,050
  valued at $0.0781 per share, June 9, 2000
                                                        -----------   -----------    -----------

                  Sub-total                             $ 5,588,268   $(3,342,742)   $ 2,293,359


              See Accountants' Review Report and Accompanying Notes

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                    AND FOR THE QUARTER ENDED MARCH 31, 2001

                                                                Common Stock          Capital
                                                            Shares        Amount     Subscribed
                                                         -----------   -----------   -----------
                  Sub-Total                              783,324,417   $     7,833   $    40,000

Issuance of shares of common stock, June 9, 2000,            500,000             5            --
  in exchange for cash to Ruth Deutsch (Franklin L
  Frank) ($0.15 per share)

Issuance of shares of common stock to an unrelated           150,000             2            --
  party for service bonus valued at $0.0781 per share,
  June 14, 2000

Issuance of shares of common stock for consulting            200,000             2            --
  services, June 14, 2000 ($0.06 per share)

Issuance of shares of common stock to an officer as          500,000             5            --
  compensation for services, June 14, 2000 ($0.06
  per share)

Issuance of shares of common stock for consulting            200,000             2            --
  services, June 14, 2000 ($0.06 per share)

Issuance of shares of common stock to an officer as       12,000,000           120            --
  compensation for services provided from February 9,
  1998 through June 30, 2000 ($0.05 per share)

                                                         -----------   -----------   -----------

                 Sub-Total                               796,874,417   $     7,969   $    40,000

[RESTUBBED]

                                                           Paid In      Accumulated
                                                           Capital        Deficit        TOTAL
                                                          -----------   -----------    -----------
                  Sub-Total                              $ 5,588,268   $(3,342,742)   $ 2,293,359

Issuance of shares of common stock, June 9, 2000,             74,995            --         75,000
  in exchange for cash to Ruth Deutsch (Franklin L
  Frank) ($0.15 per share)

Issuance of shares of common stock to an unrelated            11,713            --         11,715
  party for service bonus valued at $0.0781 per share,
  June 14, 2000

Issuance of shares of common stock for consulting             11,998            --         12,000
  services, June 14, 2000 ($0.06 per share)

Issuance of shares of common stock to an officer as           29,995            --         30,000
  compensation for services, June 14, 2000 ($0.06
  per share)

Issuance of shares of common stock for consulting             11,998            --         12,000
  services, June 14, 2000 ($0.06 per share)

Issuance of shares of common stock to an officer as          599,880            --        600,000
  compensation for services provided from February 9,
  1998 through June 30, 2000 ($0.05 per share)

                                                         -----------   -----------    -----------

                 Sub-Total                               $ 6,328,847   $(3,342,742)   $ 3,034,074


              See Accountants' Review Report and Accompanying Notes

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                    AND FOR THE QUARTERS ENDED MARCH 31, 2001

                                                              Common Stock           Capital
                                                           Shares        Amount     Subscribed
                                                        -----------   -----------   -----------
                  Sub-Total                             796,874,417   $     7,969   $    40,000

Issuance of shares of common stock for acquisition          375,000             4            --
  services, July 26, 2000 ($0.06 per share)

Issuance of shares of common stock to an officer          2,000,000            20            --
  as compensation for services, August 15, 2000
  ($0.06 per share)

Issuance of shares of common stock for consulting           450,000             4            --
  services, August 26, 2000 ($0.084 per share)

Issuance of shares of common stock for legal services       500,000             5            --
  on October 6, 2000 ($0.04 per share)

Issuance of shares of common stock to an officer            500,000             5            --
  as compensation for services, November 17, 2000
  ($0.04 per share)

Issuance of shares of common stock to an officer            500,000             5            --
  as compensation for services, December 20, 2000
  ($0.02 per share)

Issuance of shares of common stock in exchange for        4,405,882            44       (40,000)
  capital subscribed in 1998, December 31, 2000
                                                        -----------   -----------   -----------

                 Sub-Total                              805,605,299         8,056            --

[RESTUBBED]

                                                          Paid In     Accumulated
                                                          Capital       Deficit         TOTAL
                                                         -----------   -----------    -----------
                  Sub-Total                             $ 6,328,847   $(3,342,742)   $ 3,034,074

Issuance of shares of common stock for acquisition           22,496            --         22,500
  services, July 26, 2000 ($0.06 per share)

Issuance of shares of common stock to an officer            119,980            --        120,000
  as compensation for services, August 15, 2000
  ($0.06 per share)

Issuance of shares of common stock for consulting            37,796            --         37,800
  services, August 26, 2000 ($0.084 per share)

Issuance of shares of common stock for legal services        19,995            --         20,000
  on October 6, 2000 ($0.04 per share)

Issuance of shares of common stock to an officer             19,995            --         20,000
  as compensation for services, November 17, 2000
  ($0.04 per share)

Issuance of shares of common stock to an officer              9,995            --         10,000
  as compensation for services, December 20, 2000
  ($0.02 per share)

Issuance of shares of common stock in exchange for           39,956            --             --
  capital subscribed in 1998, December 31, 2000
                                                        -----------   -----------    -----------

                 Sub-Total                                6,599,060    (3,342,742)     3,264,374


              See Accountants' Review Report and Accompanying Notes

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                    AND FOR THE QUARTER ENDED MARCH 31, 2001


                                                            Common Stock         Capital     Paid In    Accumulated
                                                         Shares        Amount   Subscribed   Capital      Deficit          TOTAL
                                                      -----------   -----------   ------   -----------   -----------    -----------
                  Sub-Total                           805,605,299   $     8,056   $   --   $ 6,599,060   $(3,342,742)   $ 3,264,374

Net loss, December 31, 2000                                    --            --       --            --    (3,016,149)    (3,016,149)
                                                      -----------   -----------   ------   -----------   -----------    -----------

Balance, December 31, 2000                            805,605,299         8,056       --     6,599,060    (6,358,892)       248,225

Issuance of shares of common stock for legal            1,000,000            10       --        19,990            --         20,000
  services, January 3, 2001 ($0.02 per share)

Issuance of shares of common stock based on             4,204,634            42       --        84,051            --         84,093
  terms of "Connect.ad, Inc." acquisition
  agreement, January 15, 2001 ($0.02 per share)

Issuance of shares of common stock in exchange          1,666,667            17       --        49,983            --         50,000
  for capital subscribed, February 15, 2001

Net loss, March 31, 2001                                       --            --       --            --      (217,695)      (217,695)


                                                      -----------   -----------   ------   -----------   -----------    -----------

Balance, March 31, 2001                               812,476,600         8,125       --     6,753,083    (6,576,587)       184,621
                                                      ===========   ===========   ======   ===========   ===========    ===========


              See Accountants' Review Report and Accompanying Notes

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000


                                                                             FOR THE QUARTERS ENDED
                                                                         MARCH 31,             MARCH 31,
                                                                           2001                  2000
                                                                         ---------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (Loss)                                                             $(217,695)            $ (68,431)
  Adjustments to Reconcile Net Loss to Net
    Cash Provided by Operating Activities:
      Depreciation and Amortization                                         18,804                16,994
      Allowance for Doubtful Accounts                                           --                    --
   Change in Assets and Liabilities
        (Increase) decrease in Accounts Receivable                          (2,250)               (2,422)
        (Increase) decrease in Deposits                                      1,393                    --
        (Increase) decrease in Other Assets                                     --                (1,702)
        Increase (decrease) in Accounts Payable                             10,781                  (424)
        Increase (decrease) in Accrued Expenses                              7,110                19,674
        Increase (decrease) in Other Payables                                   --                68,558
        Increase (decrease) in Deferred Income                                  --               (27,098)
        Increase (decrease) in Lease Payable - Current Portion                  --                    --
        Increase (decrease) in Shareholders' Loan                           16,500                    --
                                                                         ---------             ---------
                  NET CASH (USED) BY OPERATING
                          ACTIVITIES                                      (165,357)                5,149
                                                                         ---------             ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Property and Equipment                                      (17,980)               (2,150)
   Purchase of Intangibles                                                      --                    --
                                                                         ---------             ---------
                  NET CASH USED BY INVESTING
                          ACTIVITIES                                       (17,980)               (2,150)
                                                                         ---------             ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (decrease) in Lease Payable                                         --                    --
   Increase in Notes Payable                                                    --                    --
   Increase in Common Stock                                                     70                    --
   Increase (Decrease) in Capital Subscribed                                    --                    --
   Increase in Additional Paid-in Capital                                  154,024                    --
                                                                         ---------             ---------
                  NET CASH PROVIDED BY FINANCING
                          ACTIVITIES                                       154,094                    --
                                                                         ---------             ---------
NET INCREASE (DECREASE) IN CASH                                            (29,243)                2,999

CASH, BEGINNING OF YEAR                                                     40,702                16,372
                                                                         ---------             ---------
CASH, END OF YEAR                                                        $  11,459             $  19,371
                                                                         =========             =========


              See Accountants' Review Report and Accompanying Notes

Accountants' Review Report
--------------------------


To the Board of Directors and Shareholders
Safe Technologies International, Inc.
    And Subsidiaries
Palm Beach, Florida

We have reviewed the accompanying consolidated balance sheet of Safe Technologies International, Inc., a Delaware corporation, and subsidiaries, as of March 31, 2001 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the quarter then ended and the quarter ended March 31, 2000. All information included in these financial statements is the responsibility of the Company's management.

A review consists primarily of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company incurred significant losses during the quarter ended March 31, 2001 and is completely reliant on the Internet industry for its operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



May 7, 2001

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000
                        (See Accountants' Review Report)


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

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000
                        (See Accountants' Review Report)


1.       NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------------------
         (continued):
         ------------

         Accounts Receivable:
             It is the policy of management to review the outstanding accounts at year-end, as well as review bad debts, and establish an allowance for doubtful accounts and uncollectible amounts.

         Advertising:
             Advertising costs, which are included in selling, general and administrative expenses, are expensed as costs are incurred. Advertising expense was $1,886 and $335 for the quarters ended March 31, 2001 and 2000, respectively.

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

         Reclassifications:
             Certain reclassifications were made to the 2001 financial statements presentation in order to conform to the 2000 financial statements presentation.

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

         Amortization:
             Amortization of trademarks, copyrights and goodwill is determined utilizing the straight-line method based generally on the estimated useful lives of the intangibles, as follows:

                  Trademarks and copyrights        15 years
                  Goodwill                         15 years

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000
                        (See Accountants' Review Report)

1.       NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------------------
         (continued):
         ------------

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

             Deferred income at March 31, 2001 and 2000 was $4,515 and $6,290, respectively.

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

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000
                        (See Accountants' Review Report)


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

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000
                        (See Accountants' Review Report)


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

         On January 3, 2001, 1,000,000 shares of common stock valued at $0.02 per share were issued in exchange for legal services.

         On January 15, 2001, 4,204,634 shares of common stock valued at $0.02 per share were issued to the former shareholders of the "Connect.ad, Inc." acquisition, in connection with that acquisition agreement.

         On February 15, 2001, 1,666,667 shares of common stock valued at $0.03 per share were issued in exchange for $50,000 in capital subscribed on January 12, 2001.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000
                        (See Accountants' Review Report)


3.       SUBSCRIPTIONS
         -------------

         The Company entered into a subscription agreement for the purchase of 4,405,882 shares of common stock for $40,000 on November 4, 1998. At December 31, 2000, the Company had received payment in full and had issued the shares related to this subscription.

         The Company entered into a subscription agreement for the purchase of 1,666,667 shares of common stock for $50,000 on January 12, 2001. At March 31, 2001, the Company had received payment in full and had issued the shares related to this subscription.

4.       LEASES:
         -------

         The Company rents office space in Palm Beach and Boca Raton, Florida. The total monthly rent is currently $3,514. The Company also rented office furniture and equipment on a month-to-month basis for $1,000 from the president, an arrangement that was discontinued in March 2001 when furniture and equipment was purchased.

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

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000
                        (See Accountants' Review Report)


6.       NOTES PAYABLE:
         --------------

         At March 31, 2001, short-term debt consisted of the following:


                12% note payable to an officer,                 $231,925
                unsecured, due on demand.  Upon
                any default, the note becomes due
                immediately at an interest rate of
                18% per annum.

                Note payable to a shareholder,                   134,086
                unsecured, due on demand, no
                interest rate specified.

                Note payable to CGI Marketing,                    35,142
                unsecured, due on demand, with
                an interest rate of 5.5%

                Note payable to an officer, unsecured,             1,350
                due on demand, no interest rate                 --------
                specified.

                        Total short-term debt                   $402,503
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

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000
                        (See Accountants' Review Report)


8.         EMPLOYMENT AGREEMENTS
           ---------------------

         The Company entered into an employment agreement dated January 30, 1997 with Barbara Tolley, its president and CEO. The term of the agreement is for a period of two (2) years, commencing on February 9, 1998 and ending on February 9, 2000.

         On February 9, 2000, the contract was renewed for one (1) year with the same terms. The contract was not renewed on February 9, 2001.

         In consideration of the services performed, the Company paid a monthly salary of $10,000, payable in all cash, or half cash/half stock, all stock, or partial accrual, at the option of the employee.

         In addition, the agreement calls for the Company to provide additional employment benefits, which include automobile, insurance, telephone, dues and vacation.

9.       GOING CONCERN
         -------------

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $217,695 during the quarter ended March 31, 2001 and, as of that date, intangible assets represent 58% of total assets. The Company's sales volume decreased substantially from the quarter ended March 31, 2000 to 2001. Those factors, as well as the Company's reliance on the Internet industry, create an uncertainty about the Company's ability to continue as a going concern. Management has developed a plan to acquire businesses outside of the Internet industry, and is actively searching for acquisition targets in order to reduce the Company's reliance on any one business or industry. The ability of the Company to continue as a going concern is dependent on the success of this plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000
                        (See Accountants' Review Report)


10.      PENDING LITIGATION

         An individual, who was a shareholder of INI (prior to its merger with Safe Tech), has brought a lawsuit against Safe Tech, its chairman and chief executive officer. He is claiming that he is entitled to more shares in the Company than he received pursuant to the merger of INI with Safe Tech. The Company is vigorously defending the lawsuit.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         Safe Technologies International Inc., formerly known as Safe Aid Products Incorporated, (the "Company") concluded a productive First Quarter.

         First Quarter operations reflect the critical paths and philosophies that the Company's Management has adopted and followed in the successful attempt to structure operations to accommodate further growth in the succeeding quarters of 2001. We achieved a number of basic objectives that should posture the Company for future growth.

         We relocated the Company's corporate offices to another office building within Palm Beach, Florida, in order to gain additional space and to consolidate Management operations, gaining greater efficiency, control, and ease of administration. The new office provides a user-friendly atmosphere for accommodating meetings, groups, shareholders, and the like, as well as offers ample parking.

         Also, during the First Quarter we made decisions which allow all key Management personnel to devote more time to seeking and evaluating potential company acquisitions that would meet the parameters of qualifications previously established by Management. In seeking new acquisitions, less time has been devoted to the evaluation of "Internet" companies as a result of seeing the operating hazards many Internet companies operations have faced. While maintaining, and continuing to engage in and be part of the Internet movement, through the Company's wholly owned subsidiaries, the Company's focus and emphasis will be toward more traditional operations, with good revenue histories, while being in an industry of above-average growth potential. Management's goal is to make three to four acquisitions this year.

         During the first quarter, another key element in Management's directional planning was the decision to seek an appropriate merger partner with one of our Internet subsidiaries. Management has long believed that if the right company were to be located in a compatible business that such a merger would be of great benefit for the Company and the Shareholders. On April 24, 2001, the Company entered into a letter of intent with a private investment banker representing a European Company "Pro:Con A/S" allowing Pro:Con A/S to merge with one of the Company's subsidiaries. Terms of the Agreement are still being negotiated at this time and when a definitive agreement is reached, the Company will inform our Shareholders accordingly.

Comparison of the quarter ended March 31, 2001 ("Quarter 2001") and March 31, 2000 ("Quarter 2000"):

         Revenues were $74,180 for Quarter 2001 and were $166,335 for Quarter 2000, representing a decrease of 55%. Approximately $72,368 of the 2001 revenues was derived from IAI. The balance of the 2001 revenues was from Connect.ad of South Florida, Inc.

         Cost of Sales was $17,455 in Quarter 2001 compared to $12,222 in Quarter 2000. This increase is attributable to our direct cost structure. Cost of Sales in Quarter 2001 was completely attributable to IAI.

         Selling, general, and administrative expenses were $265,830 for Quarter 2001 compared to $218,092 for Quarter 2000. This is attributable to the ramping up of operations in terms of personnel, additional depreciation on equipment and systems, and amounts paid to outside consultants in upgrading and placing on-line infrastructure for our continued growth.

RISK FACTORS

         The Company is engaged in the pursuit of commerce on the Internet platform. This form of commerce involves many opportunities, as well as significant risks, many of which are out of our control. Some of the risks we face are as follows:

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

         Similarly, suppliers, advertisers and merchants will also need to accept and use our web site. In order for this to occur, suppliers, advertisers and merchants will need to perceive our sites as efficient and profitable channels of distribution for their products, and for expenditure of their advertising budgets.

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

         We expect to continue to incur net losses and negative cash flows for the foreseeable future and there can be no assurance that we will ever achieve profitability or generate positive cash flows. As we enhance our existing sites and continue to launch new sites and deploy our business plan, we expect to incur significant operating expenses particularly in the sales, marketing and operations areas. These types of expenses will grow as we expand the scope and reach of our operations. If our revenues do not grow as expected, or if our actual expenses exceed our budgeted expenses, there could be a material adverse effect on our business, operating results and financial condition. We will need to raise additional funds through the issuance of equity, equity-related or debt securities. If we are unable to obtain additional financing on reasonable terms to enable the development of our business plan, we may never be able to completely implement our on-line strategy.

         The success of our business will depend on continued growth of on-line commerce and the Internet.

         Because we do not intend to provide our services through any commercial medium other than the Internet, our future revenues and profits depend upon the widespread acceptance and use of the Internet and on-line services as a medium for commerce. Rapid growth in the use of the Internet and on-line services is a recent phenomenon. This growth may not continue. A sufficiently broad base of consumers may not accept, or continue to use, the Internet as a medium of commerce. Demand for and market acceptance of recently introduced products and services over the Internet involves a high level of uncertainty.

         The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. Our success will depend upon the development and maintenance of the Internet's infrastructure to cope with this increased traffic. This will require a reliable network backbone with the necessary speed, data capacity and security, and the timely development of complementary products for providing reliable Internet access and service. Major on-line service providers and the Internet itself have experienced outages and other delays as a result of software and hardware failures and could face such outages and delays in the future. Outages and delays are likely to affect the level of Internet usage and the processing of transactions on our web sites. In addition, the Internet could lose its viability because of delays in the development or adoption of new standards to handle increased levels of activity or because of increased government regulation. The adoption of new standards or government regulation may require us to incur substantial compliance costs.

         Interruptions in service from third parties could impair the quality of our service.

         We will rely upon third-party computer systems and third-party service providers, including Internet bandwidth providers. Any interruption in these third-party services, or deterioration in their performance, could impair the quality of our service. If our arrangements with any of these third parties were to be terminated, we may not be able to find an alternative source of systems' support on a timely basis or on commercially reasonable terms.

         Our success depends upon the development and maintenance of superior technology systems and infrastructure.

         In order to be successful, we must provide reliable, real-time access to our systems for our customers and suppliers. As our operations grow in both size and scope, domestically and internationally, we will need to continually upgrade our systems and infrastructure to offer our customers and suppliers enhanced products, services, features and functionality. The expansion of our systems will require additional financial, operational and technical resource expenditures before business volume may reach levels sufficient to yield profitability, with no assurance that the volume of business will increase or that profitability will be achieved. Consumers and suppliers will not tolerate a service hampered by slow delivery times, unreliable service levels or insufficient capacity, any of which could have a material adverse effect on our business, operating results and financial condition.

         Our business is exposed to risks associated with on-line commerce security and credit card fraud.

         Consumer concerns over the security of transactions conducted on the Internet or the privacy of users may inhibit the growth of the Internet and on-line commerce. To transmit confidential information such as customer credit card numbers securely, we will rely upon encryption and authentication technology. Unanticipated events or developments could result in a compromise or breach of integrity of our consumer transaction data. Our servers could also be vulnerable to viruses transmitted over the Internet, which if not detected, could create a service interruption.

         Our success depends in large part upon the efforts of a few individuals and our ability to attract, retain and motivate highly skilled employees.

         We depend substantially on the services and performance of our senior management, particularly Michael Posner, our President; Barbara L. Tolley, our Chairman and Chief Executive Officer; Michael Bhethana, our Chief Information Officer; and Bradford L. Tolley, our Secretary, Treasurer and Vice President of Investor Relations. These individuals may not be able to fulfill their responsibilities adequately and may not remain with us. The loss of the services of any executive officers or other key employees could hurt our business.

                          PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         A former shareholder of INI, prior to its merger into the Company, has brought a lawsuit in Palm Beach County, Florida, against the Company and Barbara
L. Tolley, Chairman and Chief Executive Officer of the Company, and formerly the President of INI, claiming that he is entitled to more shares in the Company than he received pursuant to the merger of INI into the Company. The Company and Ms. Tolley deny the facts as asserted by Prouty and are vigorously defending the lawsuit.

ITEM 2.  CHANGES IN SECURITIES.

         On March 7, 2001, the Company's Class A and Class B Warrants were extended by the Board of Directors through January 9, 2002. Upon exercise, each Class A Warrant entitles the holder to purchase one share of common stock for $.20 per share and to receive one redeemable Class B Warrant. Upon exercise, each Class B Warrant entitles the holder to purchase one share of common stock for $.50 per share.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         There have been no changes in the securities of the Company during the applicable period.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters have been submitted to a vote by security holders.


ITEM 5.  OTHER INFORMATION.

         Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

         3.1 Certificate of Incorporation and Amendment to the Company's Certificate of Incorporation (filed as an Exhibit to the Company's Registration Statement on Form S-18 filed February 18, 1988, and incorporated herein by this reference).

         3.2 Amendment to the Company's Certificate of Incorporation filed with the Delaware Secretary of State on February 6, 1998 (filed as an Exhibit to the Company's Definitive Proxy Statement filed December 31, 1997, and incorporated herein by this reference).

         3.3 Bylaws (filed as an Exhibit to the Company's Registration Statement on Form S-18 filed February 18, 1988, and incorporated herein by this reference).

         4.1 Amended Form of Underwriters' Unit Purchase Warrant (filed as an Exhibit to the Amendment No. 2 to the Company's Registration Statement on Form S-18 filed April 11, 1988, and incorporated herein by this reference).

         4.2 Amended Form of Class A and Class B Common Stock Purchase Warrant (filed as an Exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-18 filed April 11, 1988, and incorporated herein by this reference).

         4.3 Amended Form of Warrant Agreement (filed as an Exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-18 filed April 11, 1988, and incorporated herein by this reference).

         16.1 Letter on Change in Certifying Accountants (filed as Exhibit 99.1 to the Company's Report on Form 8-K dated March 9, 1999, and filed as an Exhibit to the Company's Annual Report on Form 10-KSB for 1998 filed on March 31, 1999, and incorporated herein by this reference).

         16.2 Letter on Change in Certifying Accountants (filed as Exhibit 99.1 to the Company's Report on Form 8-K/A dated December 18, 2000, and incorporated herein by this reference.

         21.1 Subsidiaries of the Company (filed as Exhibit 21.1 to the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1999, and incorporated herein by this reference).


         (b)      Reports on Form 8-K.

         The Company filed two reports on Form 8-K during the quarter ended March 31, 2001:

         (i)      The Company filed a report on Form 8-K on February 21, 2001;
                  and

         (ii)     The Company filed a report on Form 8-K on March 8, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Safe Technologies International Inc.
                                            (Registrant)



Date:  May 15, 2001                         By: /s/ Michael Posner
     ----------------------------              ---------------------------------
                                                      (Signature)*