Form 10QSB
period 2001-06-30
SAFE TECHNOLOGIES INTERNATIONAL INC
filed 2001-08-08
CIK 829117

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                                ---------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from _________________ to _________________

                        Commission file number 000-17746
                                               ---------

                      Safe Technologies International Inc.
     ----------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Delaware                                            22-2824492
-------------------------------                            -------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                              Identification No.)

                  2875 S. Ocean Boulevard, Palm Beach, FL 33480
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                (561) 832 - 2700
                                ----------------
                          (Issuer's telephone number)

          Safe Aid Products Incorporated, 249 Peruvian Ave., Ste. F-2,
                              Palm Beach, FL 33480
 -------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 813,476,600


Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                                TABLE OF CONTENTS


                                                                        Page
                                                                        ----

Accountants' Review Report                                               1

Consolidated Financial Statements:

         Balance Sheet                                                 2 - 3

         Statements of Operations                                        4

         Statement of Changes in Stockholders' Equity                  5 - 8

         Statements of Cash Flows                                        9

Notes to Consolidated Financial Statements                            10 - 16

                       THIS PAGE LEFT BLANK INTENTIONALLY

Accountants' Review Report
--------------------------


To the Board of Directors and Shareholders
Safe Technologies International, Inc.
    And Subsidiaries
Palm Beach, Florida

We have reviewed the accompanying consolidated balance sheet of Safe Technologies International, Inc., a Delaware corporation, and subsidiaries, as of June 30, 2001 and the related consolidated statements of operations for the quarters and six-month periods ended June 30, 2001 and 2000. We have also reviewed the related statements of cash flows for the six-month periods ended June 30, 2001 and 2000, as well as the related statements of changes in stockholders' equity for the years ended December 31, 2000 and 1999, and for the six-month period ended June 30, 2001. All information included in these financial statements is the responsibility of the Company's management.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company incurred significant losses during the quarter ended June 30, 2001 and is completely reliant on the Internet industry for its operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



July 24, 2001

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2001





ASSETS

CURRENT ASSETS
--------------
  Cash                                                                  $ 31,359
  Accounts Receivable (net of allowance for doubtful accounts
       of $18,881)                                                        22,152
                                                                        --------

         TOTAL CURRENT ASSETS                                             53,511

PROPERTY & EQUIPMENT
--------------------
  Fixed assets (net of accumulated depreciation)                         126,465

OTHER ASSETS
------------
  Deposits                                                                 9,200
  Goodwill, copyrights and trademarks (net of accumulated
     amortization)                                                       410,433
                                                                        --------

         TOTAL OTHER ASSETS                                              419,633
                                                                        --------

TOTAL ASSETS                                                            $599,609
                                                                        ========


             See Accountants' Review Report and Accompanying Notes


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
-------------------
  Accounts Payable                                                   $    70,266
  Accrued Expenses                                                        56,268
  Notes Payable                                                          400,503
  Deferred Income                                                          4,515
  Lease Payable, current portion                                           1,700
                                                                     -----------

        TOTAL CURRENT LIABILITIES                                        533,252

LONG TERM LIABILITIES                                                         --
---------------------                                                         --
                                                                     -----------

                      TOTAL LIABILITIES                                  533,252

SHAREHOLDERS' EQUITY
--------------------
  Common Stock, par value $0.00001, 999,999,000 shares authorized,
     813,476,600 shares issued and outstanding                             8,135
  Capital subscribed                                                      50,000
  Additional Paid-in Capital                                           6,773,073
  Accumulated Deficit                                                 (6,764,851)
                                                                     -----------

                    TOTAL SHAREHOLDERS' EQUITY                            66,357
                                                                     -----------

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $   599,609
                                                                     ===========



              See Accountants' Review Report and Accompanying Notes

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE QUARTERS ENDED JUNE 30, 2001 AND 2000, AND
                   YEAR-TO-DATE THROUGH JUNE 30, 2001 AND 2000

                                                                   FOR THE QUARTERS ENDED                YEAR-TO-DATE THROUGH
                                                                 JUNE 30,           JUNE 30,           JUNE 30,           JUNE 30,
                                                                  2001               2000               2001               2000
                                                               -----------        -----------        -----------        -----------
REVENUE
  Sales, Net of Customer Returns                               $    65,136        $   122,788        $   139,316        $   289,123

EXPENSES
  Cost of Goods Sold                                                10,477             34,929             27,932             47,152
                                                               -----------        -----------        -----------        -----------

               GROSS PROFIT                                         54,659             87,859            111,384            241,971
                                                               -----------        -----------        -----------        -----------

  Selling, General and Administrative Expenses:
     Advertising and Promotion                                       1,251                933              3,137              1,268
     Consulting Fees                                                    --            978,156             84,093            987,969
     Depreciation and Amortization                                  19,237             16,993             38,041             33,987
     Management Fees                                                    --              3,125                 --              6,250
     Salaries and Benefits                                         128,450             74,853            185,627            189,965
     Legal and Professional Services                                56,537             70,027            125,723             87,096
     Proxy and Broker Services                                         808                950              1,715              2,265
     General and Administrative                                     29,259            392,296             63,036            446,624
                                                               -----------        -----------        -----------        -----------

    TOTAL SELLING, GENERAL & ADMINISTRATIVE
           EXPENSES                                                235,542          1,537,333            501,372          1,755,424
                                                               -----------        -----------        -----------        -----------

OTHER INCOME & (EXPENSES)
   Interest Expense                                                 (7,382)            (3,769)           (15,972)            (8,221)
                                                               -----------        -----------        -----------        -----------

NET  (LOSS)                                                    $  (188,265)       $(1,453,243)       $  (405,960)       $(1,521,674)
                                                               ===========        ===========        ===========        ===========

NET  (LOSS) PER SHARE                                          $ (0.000232)       $ (0.001946)       $ (0.000500)       $ (0.002038)
                                                               ===========        ===========        ===========        ===========


              See Accountants' Review Report and Accompanying Notes

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                   AND FOR THE SIX MONTHS ENDED JUNE 30, 2001


                                                            Common Stock        Capital       Paid In    Accumulated
                                                          Shares      Amount   Subscribed     Capital       Deficit        TOTAL
                                                       ----------------------------------------------------------------------------
Balance, December 31, 1999                             746,200,414   $  7,462   $  40,000    $ 3,714,589   $(3,342,742) $   419,309


Issuance of shares of common stock to an officer as      1,000,000         10          --         49,990            --       50,000
  compensation for services provided, January 13,
  2000 ($0.05 per share)

Issuance of shares of common stock as reimbursement        300,000          3          --         14,997            --       15,000
  for expenses, January 13, 2000 ($0.05 per share)

Issuance of shares of common stock to an officer as      2,000,000         20          --         99,980            --      100,000
  compensation for services provided, January 13,
  2000 ($0.05 per share)

Issuance of shares of common stock to an officer as     30,000,000        300          --      1,499,700            --    1,500,000
  compensation for services provided, February 9,
  2000 ($0.05 per share)

Issuance of shares of common stock to an officer as      3,000,000         30          --        149,970            --      150,000
  compensation for services provided, February 15,
  2000 ($0.05 per share)

Issuance of shares of common stock for technology          324,003          3          --         19,997            --       20,000
  services valued at $0.0617 per share, May 31, 2000

Issuance of shares of common stock for legal services      500,000          5          --         39,045            --       39,050
  valued at $0.0781 per share, June 9, 2000
                                                       ----------------------------------------------------------------------------

                 Sub-total                             783,324,417   $  7,833   $  40,000    $ 5,588,268   $(3,342,742) $ 2,293,359

              See Accountants' Review Report and Accompanying Notes

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                   AND FOR THE SIX MONTHS ENDED JUNE 30, 2001


                                                            Common Stock        Capital       Paid In    Accumulated
                                                          Shares      Amount   Subscribed     Capital       Deficit        TOTAL
                                                       ----------------------------------------------------------------------------
                  Sub-Total                            783,324,417   $  7,833   $  40,000    $ 5,588,268   $(3,342,742) $ 2,293,359

Issuance of shares of common stock, June 9, 2000,          500,000          5          --         74,995            --       75,000
  in exchange for cash to Ruth Deutsch (Franklin L
  Frank) ($0.15 per share)

Issuance of shares of common stock to an unrelated         150,000          2          --         11,713            --       11,715
  party for service bonus valued at $0.0781 per share,
  June 14, 2000

Issuance of shares of common stock for consulting          200,000          2          --         11,998            --       12,000
  services, June 14, 2000 ($0.06 per share)

Issuance of shares of common stock to an officer as        500,000          5          --         29,995            --       30,000
  compensation for services, June 14, 2000 ($0.06
  per share)

Issuance of shares of common stock for consulting          200,000          2          --         11,998            --       12,000
  services, June 14, 2000 ($0.06 per share)

Issuance of shares of common stock to an officer as     12,000,000        120          --        599,880            --      600,000
  compensation for services provided from February 9,
  1998 through June 30, 2000 ($0.05 per share)
                                                       ----------------------------------------------------------------------------
                 Sub-Total                             796,874,417   $  7,969   $  40,000    $ 6,328,847   $(3,342,742) $ 3,034,074


              See Accountants' Review Report and Accompanying Notes

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                   AND FOR THE SIX MONTHS ENDED JUNE 30, 2001


                                                            Common Stock        Capital       Paid In    Accumulated
                                                          Shares      Amount   Subscribed     Capital       Deficit        TOTAL
                                                       ----------------------------------------------------------------------------
                  Sub-Total                            796,874,417   $  7,969   $  40,000    $ 6,328,847   $(3,342,742) $ 3,034,074

Issuance of shares of common stock for acquisition         375,000          4          --         22,496            --       22,500
  services, July 26, 2000 ($0.06 per share)

Issuance of shares of common stock to an officer         2,000,000         20          --        119,980            --      120,000
  as compensation for services, August 15, 2000
  ($0.06 per share)

Issuance of shares of common stock for consulting          450,000          4          --         37,796            --       37,800
  services, August 26, 2000 ($0.084 per share)

Issuance of shares of common stock for legal services      500,000          5          --         19,995            --       20,000
  on October 6, 2000 ($0.04 per share)

Issuance of shares of common stock to an officer           500,000          5          --         19,995            --       20,000
  as compensation for services, November 17, 2000
  ($0.04 per share)

Issuance of shares of common stock to an officer           500,000          5          --          9,995            --       10,000
  as compensation for services, December 20, 2000
  ($0.02 per share)

Issuance of shares of common stock in exchange for       4,405,882         44     (40,000)        39,956            --           --
  capital subscribed in 1998, December 31, 2000

                                                       ----------------------------------------------------------------------------
                 Sub-Total                             805,605,299      8,056          --      6,599,060    (3,342,742)   3,264,374


              See Accountants' Review Report and Accompanying Notes

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                   AND FOR THE SIX MONTHS ENDED JUNE 30, 2001


                                                            Common Stock        Capital       Paid In    Accumulated
                                                          Shares      Amount   Subscribed     Capital       Deficit        TOTAL
                                                       ----------------------------------------------------------------------------
                  Sub-Total                            805,605,299   $  8,056   $      --    $ 6,599,060   $(3,342,742) $ 3,264,374

Net loss, December 31, 2000                                     --         --          --             --    (3,016,149)  (3,016,149)


Balance, December 31, 2000                             805,605,299      8,056          --      6,599,060    (6,358,891)     248,225

Issuance of shares of common stock for legal             1,000,000         10          --         19,990            --       20,000
  services, January 3, 2001 ($0.02 per share)

Issuance of shares of common stock based on              4,204,634         42          --         84,050            --       84,092
  terms of "Connect.ad, Inc." acquisition
  agreement, January 15, 2001 ($0.02 per share)

Issuance of shares of common stock in exchange           1,666,667         17          --         49,983            --       50,000
  for capital subscribed, February 15, 2001

Capital subscribed, per agreement dated May 9, 2001             --         --      50,000             --            --       50,000

Issuance of shares of common stock for legal             1,000,000         10          --         19,990            --       20,000
  services, June 18, 2001 ($0.02 per share)

Net loss, June 30, 2001                                         --         --          --             --      (405,960)    (405,960)
                                                       ----------------------------------------------------------------------------

Balance, June 30, 2001                                 813,476,600      8,135      50,000      6,773,073    (6,764,851)      66,357
                                                       ============================================================================


              See Accountants' Review Report and Accompanying Notes

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEAR-TO-DATE THROUGH JUNE 30, 2001 AND 2000

                                                                         YTD THROUGH
                                                                   JUNE 30,       JUNE 30,
                                                                    2001           2000
                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (Loss)                                                     $  (405,960)   $(1,521,674)
  Adjustments to Reconcile Net Loss to Net
    Cash Provided by Operating Activities:
      Depreciation and Amortization                                   38,041         33,987
      Allowance for Doubtful Accounts                                     --             --
   Change in Assets and Liabilities
        (Increase) decrease in Accounts Receivable                     2,743         (5,202)
        (Increase) decrease in Deposits                                3,689             --
        (Increase) decrease in Other Assets                          120,000          9,312
        Increase (decrease) in Accounts Payable                       (1,784)           152
        Increase (decrease) in Accrued Expenses                       14,226         48,621
        Increase (decrease) in Other Payables                             --         24,175
        Increase (decrease) in Deferred Income                            --        (33,388)
        Increase (decrease) in Lease Payable - Current Portion            --             --
        Increase (decrease) in Shareholders' Loan                     14,500             --
                                                                 -----------    -----------

                  NET CASH (USED) BY OPERATING
                          ACTIVITIES                                (214,545)    (1,444,017)
                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Property and Equipment                                (18,892)        (3,316)
   Purchase of Intangibles                                                --             --
                                                                 -----------    -----------

                  NET CASH USED BY INVESTING
                          ACTIVITIES                                 (18,892)        (3,316)
                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (decrease) in Lease Payable                                   --             --
   Increase in Notes Payable                                              --             --
   Increase in Common Stock                                               80            180
   Increase (Decrease) in Capital Subscribed                          50,000             --
   Increase in Additional Paid-in Capital                            174,014      1,434,235
                                                                 -----------    -----------

                  NET CASH PROVIDED BY FINANCING
                          ACTIVITIES                                 224,094      1,434,415
                                                                 -----------    -----------

NET INCREASE (DECREASE) IN CASH                                       (9,343)       (12,918)

CASH, BEGINNING OF PERIOD                                             40,702         16,372
                                                                 -----------    -----------

CASH, END OF PERIOD                                              $    31,359    $     3,454
                                                                 ===========    ===========

              See Accountants' Review Report and Accompanying Notes

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE QUARTERS ENDED JUNE 30, 2001 AND 2000
                        (See Accountants' Review Report)


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

         Revenue Recognition:
             Revenues of Safe Technologies International, Inc. and its' subsidiaries are recognized at the time the services are rendered to customers. Services are rendered when the Company's representatives receive the customer's requests and completes the customer's orders.

         Financial Instruments:
             Cash and cash equivalents, accounts receivable and accounts payable are short-term in nature and the net values at which they are recorded are considered to be reasonable estimates of their fair values. The carrying values of notes payable are deemed to be reasonable estimates of their fair values.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE QUARTERS ENDED JUNE 30, 2001 AND 2000
                        (See Accountants' Review Report)


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

         Advertising:
             Advertising costs, which are included in selling, general and administrative expenses, are expensed as costs are incurred. Advertising expense was $1,251 and $933 for the quarters ended June 30, 2001 and 2000, respectively.

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

         Amortization:
             Amortization of trademarks, copyrights and goodwill is determined utilizing the straight-line method based generally on the estimated useful lives of the intangibles, as follows:

                  Trademarks and copyrights        15 years
                  Goodwill                         15 years

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE QUARTERS ENDED JUNE 30, 2001 AND 2000
                        (See Accountants' Review Report)

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

             Deferred income at June 30, 2001 and 2000 was $4,515 and $0, respectively.

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

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE QUARTERS ENDED JUNE 30, 2001 AND 2000
                        (See Accountants' Review Report)


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

         The Company entered into a subscription agreement for the purchase of 2,500,000 shares of common stock for $50,000 on May 9, 2001. At June 30, 2001, the Company had received payment in full and but had not yet issued the shares related to this subscription.


4.       LEASES:
         -------

         The Company rents office space in Palm Beach and Boca Raton, Florida. The total monthly rent is currently $3,514. The Company also rented office furniture and equipment on a month-to-month basis for $1,000 from the president, an arrangement that was discontinued in March 2001 when furniture and equipment was purchased.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE QUARTERS ENDED JUNE 30, 2001 AND 2000
                        (See Accountants' Review Report)


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


6.       NOTES PAYABLE:

         At June 30, 2001, short-term debt consisted of the following:

             12% note payable to an officer,                        $229,925
             unsecured, due on demand.  Upon
             any default, the note becomes due
             immediately at an interest rate of
             18% per annum.

             Note payable to a shareholder,                          134,086
             unsecured, due on demand, no
             interest rate specified.

             Note payable to CGI Marketing,                           35,142
             unsecured, due on demand, with
             an interest rate of 5.5%

             Note payable to an officer, unsecured,                    1,350
             due on demand, no interest rate                          ------
             specified.

                        Total short-term debt                       $400,503
                                                                    ========

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE QUARTERS ENDED JUNE 30, 2001 AND 2000
                        (See Accountants' Review Report)


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


8.       EMPLOYMENT AGREEMENTS
         ---------------------

         The Company entered into an employment agreement dated January 30, 1997 with Barbara Tolley, its chairman of the board. The term of the agreement was for a period of two (2) years, commencing on February 9, 1998 and ending on February 9, 2000.

         On February 9, 2000, the contract was renewed for one (1) year with the same terms by mutual consent. The contract was not renewed on February 9, 2001.

         In consideration of the services performed, the Company paid Ms. Tolley in stock $360,000 during the year ended December 31, 2000 ($120,000 per year for the three-year term of the agreement.)


9.       GOING CONCERN
         -------------

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $188,265 during the quarter ended June 30, 2001 and, as of that date, intangible assets represent 57% of total assets. The Company's sales volume decreased substantially

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE QUARTERS ENDED JUNE 30, 2001 AND 2000
                        (See Accountants' Review Report)


9.       GOING CONCERN (continued):
         --------------------------

         from the quarter ended June 30, 2000 to 2001. Those factors, as well as the Company's reliance on the Internet industry, create an uncertainty about the Company's ability to continue as a going concern. Management has developed a plan to acquire businesses outside of the Internet industry, and is actively searching for acquisition targets in order to reduce the Company's reliance on any one business or industry. The ability of the Company to continue as a going concern is dependent on the success of this plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


10.      PENDING LITIGATION
         ------------------

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         Safe Technologies International Inc., formerly known as Safe Aid Products Incorporated, (the "Company") concluded a productive First Quarter.

         The Company's second quarter continued to build upon the successes of the first quarter. As we continue to settle into our new offices, the Company entered into a letter of intent with a private investment banker representing Pro:Con A/S. Pro:Con A/S would merge into one of the company's subsidiaries which we believe would enhance shareholder value in the long term. The Company is negotiating specifics of the transaction pending the outcome of the our diligence review.

         Besides Pro: Con A/S, the Company continues to seek and evaluate other potential merger and/or acquisition candidates. Our management team has set forth certain parameters for such an acquisition for potential candidates which management believes would ensure long-term success for such an acquisition and continued growth of the Company. These standards include: (1) good revenue histories, (2) above-average industry growth potential, (3) acceptable equity to debt ratios, and (4) other assorted factors. Because the Company has experienced and observed the problems inherent in the valuation of internet companies, we have reduced our emphasis on searching for internet businesses and are looking more for companies with traditional operations as potential acquisition candidates.

         Comparison of the quarter ended June 30, 2001 ("Quarter 2001") and June 30, 2000 ("Quarter 2000").

         Revenues were $65,136 for Quarter 2001 and were $122,788 for Quarter 2000, representing a decrease of 47%. Approximately $2,405 of the 2001 revenues were derived from Connect.ad of South Florida, Inc. and the balance of the 2001 revenues were derived from IAI.

         Cost of Sales were $10,477 in Quarter 2001 compared to $34,929 in Quarter 2000. This decrease is attributable to our direct cost structure. Cost of Sales in Quarter 2001 were predominantly attributable to IAI.

         Selling, general, and administrative expenses were $235,542 for Quarter 2001 compared to $1,537,333 for Quarter 2000.

RISK FACTORS

         While our emphasis on internet business has been reduced, the Company is still engaged in the pursuit of commerce on the Internet platform. This form of commerce involves many opportunities, as well as significant risks, many of which are out of our control. Some of the risks which we face are as follows:

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

         Interruptions in service from third-parties could impair the quality of our service.

         We will rely upon third-party computer systems and third-party service providers, including Internet bandwidth providers. Any interruption in these third-party services or a deterioration in their performance could impair the quality of our service. If our arrangements with any of these third-parties were to be terminated, we may not be able to find an alternative source of systems support on a timely basis or on commercially reasonable terms.

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

         We depend substantially on the services and performance of our senior management, particularly Michael Posner, our President; Barbara L. Tolley, our Chairman; Michael Bhethana, our Chief Information Officer; and Brad L. Tolley, our Secretary, Treasurer and Vice President of Investor Relations. These individuals may not be able to fulfill their responsibilities adequately and may not remain with us. The loss of the services of any executive officers or other key employees could hurt our business.

                          PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

         There have been no new legal proceedings at this time.


ITEM 2. CHANGES IN SECURITIES.


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


         (b)      Reports on Form 8-K.

         The Company filed two reports on Form 8-K during the quarter ended March 31, 2001:

               (i)  The Company filed a report on Form 8-K on May 1, 2001; and
               (ii) The Company filed a report on Form 8-K on May 24, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           Safe Technologies International Inc.
                                           (Registrant)



Date: August 1, 2001                       By:   /s/ Michael Posner
      --------------                             ---------------------------
                                                     Michael Posner