Form 10QSB
period 2001-09-30
SAFE TECHNOLOGIES INTERNATIONAL INC
filed 2001-11-15
CIK 829117

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2001
                                       ------------------------

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from                   to
                                       -----------------    -----------------

                        Commission file number 000-17746
                                               ---------

                      Safe Technologies International Inc.
       -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Delaware                                           22-2824492
   (State or other jurisdiction                              (IRS Employer
 of incorporation or organization)                         Identification No.)


                  2875 S. Ocean Boulevard, Palm Beach, FL 33480
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                 (561) 832-2700
                           ---------------------------
                           (Issuer's telephone number)

               Safe Aid Products Incorporated, 249 Peruvian Ave.,
                         Ste. F-2, Palm Beach, FL 33480
    ------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 819,576,600
                                           --------------


Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]

                                TABLE OF CONTENTS


                                                                      Page

Accountants' Review Report                                               1

Consolidated Financial Statements:

         Balance Sheet                                                 2 - 3

         Statements of Operations                                        4

         Statement of Changes in Stockholders' Equity                  5 - 9

         Statements of Cash Flows                                       10

Notes to Consolidated Financial Statements                            11 - 17

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Accountants' Review Report


To the Board of Directors and Shareholders
Safe Technologies International, Inc.
    And Subsidiaries
Palm Beach, Florida

We have reviewed the accompanying consolidated balance sheet of Safe Technologies International, Inc., a Delaware corporation, and subsidiaries, as of September 30, 2001 and the related consolidated statements of operations for the quarters and nine-month periods ended September 30, 2001 and 2000. We have also reviewed the related consolidated statements of cash flows for the nine-month periods ended September 30, 2001 and 2000, as well as the related statements of changes in stockholders' equity for the years ended December 31, 2000 and 1999, and for the nine-month period ended September 30, 2001. All information included in these financial statements is the responsibility of the Company's management.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company incurred significant losses during the quarter ended September 30, 2001 and is completely reliant on the Internet industry for its operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



November 5, 2001

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2001



ASSETS

CURRENT ASSETS
  Cash                                                                  $ 31,405
  Accounts Receivable (net of allowance for doubtful accounts
       of $25,981)                                                        13,623
                                                                        --------
         TOTAL CURRENT ASSETS                                             45,028

PROPERTY & EQUIPMENT
  Fixed assets (net of accumulated depreciation)                         115,385

OTHER ASSETS
  Deposits                                                                 9,200
  Goodwill, copyrights and trademarks (net of accumulated
     amortization)                                                       402,275
                                                                        --------

         TOTAL OTHER ASSETS                                              411,475
                                                                        --------

TOTAL ASSETS                                                            $571,888
                                                                        ========

             See Accountants' Review Report and Accompanying Notes

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                   $    72,906
  Accrued Expenses                                                        63,431
  Notes Payable                                                          400,503
  Deferred Income                                                          4,515
  Lease Payable, current portion                                           1,700
                                                                     -----------

        TOTAL CURRENT LIABILITIES                                        543,055

LONG TERM LIABILITIES                                                       --
                                                                     -----------

                      TOTAL LIABILITIES                                  543,055

SHAREHOLDERS' EQUITY
  Common Stock, par value $0.00001, 999,999,000 shares authorized,
     819,576,600 shares issued and outstanding                            8,196
  Capital subscribed                                                     75,000
  Additional Paid-in Capital                                          6,895,012
  Accumulated Deficit                                                (6,949,375)
                                                                    -----------

                    TOTAL SHAREHOLDERS' EQUITY                           28,833
                                                                    -----------

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $   571,888
                                                                    ===========


             See Accountants' Review Report and Accompanying Notes


                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE QUARTERS ENDED SEPTEMBER 30, 2001 AND 2000, AND
                YEAR-TO-DATE THROUGH SEPTEMBER 30, 2001 AND 2000

                                                    FOR THE QUARTERS ENDED        YEAR-TO-DATE THROUGH
                                                    SEPT 30,       SEPT 30,       SEPT 30,      SEPT 30,
                                                      2001          2000           2001           2000
                                                  -----------    -----------    -----------    -----------
REVENUE
  Sales, Net of Customer Returns                  $    53,662    $    61,602    $   192,978    $   350,725

EXPENSES
  Cost of Goods Sold                                   10,831         24,715         38,763         71,867
                                                  -----------    -----------    -----------    -----------

               GROSS PROFIT                            42,831         36,887        154,215        278,858
                                                  -----------    -----------    -----------    -----------

  Selling, General and Administrative Expenses:
     Advertising and Promotion                            825          2,960          3,962          4,228
     Consulting Fees                                  122,000         18,746        206,093      1,006,715
     Depreciation and Amortization                     19,237         17,111         57,278         51,099
     Management Fees                                     --            3,125           --            9,375
     Salaries and Benefits                              5,500        181,186        191,127        371,152
     Legal and Professional Services                   34,352         36,701        160,075        123,795
     Proxy and Broker Services                            825            885          2,540          3,150
     General and Administrative                        37,236        101,509        100,272        548,133
                                                  -----------    -----------    -----------    -----------
    TOTAL SELLING, GENERAL & ADMINISTRATIVE
       EXPENSES                                       219,975        362,223        721,347      2,117,647
                                                  -----------    -----------    -----------    -----------

OTHER INCOME & (EXPENSES)
   Interest Expense                                    (7,380)        (3,879)       (23,352)       (12,100)
                                                  -----------    -----------    -----------    -----------

NET  (LOSS)                                       $  (184,524)   $  (329,215)   $  (590,484)   $(1,850,889)
                                                  ===========    ===========    ===========    ===========

NET  (LOSS) PER SHARE                             $ (0.000225)   $  (0.00044)   $ (0.000725)   $  (0.00246)
                                                  ===========    ===========    ===========    ===========

             See Accountants' Review Report and Accompanying Notes


                                                                        SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                                                                  AND SUBSIDIARIES
                                                              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                   FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                                                  AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                             Common Stock        Capital     Paid In      Accumulated
                                                         Shares        Amount   Subscribed   Capital        Deficit        TOTAL
                                                     ------------------------------------------------------------------------------
Balance, December 31, 1999                             746,200,414   $  7,462   $  40,000   $3,714,589   $(3,342,742)   $  419,309

Issuance of shares of common stock to an officer as      1,000,000         10        --         49,990          --          50,000
  compensation for services provided, January 13,
  2000 ($0.05 per share)

Issuance of shares of common stock as reimbursement        300,000          3        --         14,997          --          15,000
  for expenses, January 13, 2000 ($0.05 per share)

Issuance of shares of common stock to an officer as      2,000,000         20        --         99,980          --         100,000
  compensation for services provided, January 13,
  2000 ($0.05 per share)

Issuance of shares of common stock to an officer as     30,000,000        300        --      1,499,700          --       1,500,000
  compensation for services provided, February 9,
  2000 ($0.05 per share)

Issuance of shares of common stock to an officer as      3,000,000         30        --        149,970          --         150,000
  compensation for services provided, February 15,
  2000 ($0.05 per share)

Issuance of shares of common stock for technology          324,003          3        --         19,997          --          20,000
  services valued at $0.0617 per share, May 31, 2000

Issuance of shares of common stock for legal services      500,000          5        --         39,045          --          39,050
  valued at $0.0781 per share, June 9, 2000
                                                       ---------------------------------------------------------------------------

                 Sub-total                             783,324,417   $  7,833   $  40,000   $5,588,268   $(3,342,742)   $2,293,359



                                  See Accountants' Review Report and Accompanying Notes

                                                           -5-


                                                SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                                          AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                           FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                          AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                              Common Stock      Capital      Paid In     Accumulated
                                                         Shares       Amount   Subscribed    Capital       Deficit         TOTAL
                                                     ------------------------------------------------------------------------------
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
  compensation for services provided from
  February 9, 1998 through June 30, 2000
 ($0.05 per share)
                                                     ------------------------------------------------------------------------------
                 Sub-Total                            796,874,417   $   7,969   $ 40,000   $ 6,328,847   $(3,342,742)   $ 3,034,074

                                        See Accountants' Review Report and Accompanying Notes

                                                                 -6-


                                                                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                                                                 AND SUBSIDIARIES
                                                            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                  FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                                                 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

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

                                  See Accountants' Review Report and Accompanying Notes

                                          SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                                    AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                     FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                    AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001


                                                            Common Stock        Capital       Paid In    Accumulated
                                                         Shares       Amount   Subscribed     Capital      Deficit        TOTAL
                                                     ------------------------------------------------------------------------------
                  Sub-Total                           805,605,299  $    8,056  $      --    $ 6,599,060  $(3,342,742)  $ 3,264,374

Net loss, December 31, 2000                                  --          --           --           --     (3,016,149)   (3,016,149)
                                                                                                                       -----------

Balance, December 31, 2000                            805,605,299       8,056         --      6,599,060   (6,358,891)      248,225

Issuance of shares of common stock for legal            1,000,000          10         --         19,990         --          20,000
  services, January 3, 2001 ($0.02 per share)

Issuance of shares of common stock based on             4,204,634          42         --         84,050         --          84,092
  terms of "Connect.ad, Inc." acquisition
  agreement, January 15, 2001 ($0.02 per share)

Issuance of shares of common stock in exchange          1,666,667          17         --         49,983         --          50,000
  for capital subscribed, February 15, 2001

Capital subscribed, per agreement dated May 9, 2001          --          --         50,000         --           --          50,000

Issuance of shares of common stock for legal            1,000,000          10         --         19,990         --          20,000
  services, June 18, 2001 ($0.02 per share)

Capital subscribed, per agreement dated July 3, 2001         --          --         25,000         --           --          25,000
                                                                                                                       -----------

                Sub-Total                             813,476,600       8,135       75,000    6,773,073   (6,358,891)      497,317

                                  See Accountants' Review Report and Accompanying Notes

                                          SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                                    AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                     FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                    AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001


                                                        Common Stock          Capital      Paid In    Accumulated
                                                    Shares        Amount     Subscribed    Capital       Deficit      TOTAL
                                                  -----------------------------------------------------------------------------
                  Sub-Total                       813,476,600  $     8,135  $    75,000  $ 6,773,073  $(6,358,891)  $   497,317

Issuance of shares of common stock to an officer    5,000,000           50         --         99,950         --         100,000
  as compensation for services, July 3, 2001
  ($0.02 per share)

Issuance of shares of common stock to an officer      750,000            8         --         14,992         --          15,000
  as reimbursement for expenses, July 3, 2001
  ($0.02 per share)

Issuance of shares of common stock to an officer      350,000            3         --          6,997         --           7,000
   as compensation for services, July 3, 2001
  ($0.02 per share)

Net loss, September 30, 2001                             --           --           --           --       (590,484)     (590,484)



                                                  -----------------------------------------------------------------------------

Balance, September 30, 2001                       819,576,600        8,196       75,000    6,895,012   (6,949,375)       28,833
                                                  =============================================================================


                                  See Accountants' Review Report and Accompanying Notes

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                YEAR-TO-DATE THROUGH SEPTEMBER 30, 2001 AND 2000


                                                            YTD THROUGH
                                                       SEPT 30,       SEPT 30,
                                                         2001          2000
                                                     -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net (Loss)                                         $  (590,484)   $(1,850,889)
  Adjustments to Reconcile Net Loss to Net
    Cash Provided by Operating Activities:
      Depreciation and Amortization                       57,278         51,099
      Allowance for Doubtful Accounts                      7,100         53,426
   Change in Assets and Liabilities
        (Increase) decrease in Accounts Receivable         4,173          6,124
        (Increase) decrease in Deposits                    3,689           --
        (Increase) decrease in Other Assets              120,000         12,618
        Increase (decrease) in Accounts Payable              857        (11,696)
        Increase (decrease) in Accrued Expenses           21,388         82,499
        Increase (decrease) in Other Payables               --           51,275
        Increase (decrease) in Deferred Income              --              779
        Increase (decrease) in Shareholders' Loan         14,500           --
                                                     -----------    -----------

                  NET CASH (USED) BY OPERATING
                          ACTIVITIES                    (361,499)    (1,604,765)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Property and Equipment                    (18,892)        (3,326)
                                                     -----------    -----------

                  NET CASH USED BY INVESTING
                          ACTIVITIES                     (18,892)        (3,326)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in Common Stock                                  141      1,592,215
   Increase (Decrease) in Capital Subscribed              75,000           --
   Increase in Additional Paid-in Capital                295,953           --
                                                     -----------    -----------

                  NET CASH PROVIDED BY FINANCING
                          ACTIVITIES                     371,094      1,592,215
                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH                           (9,297)       (15,876)

CASH, BEGINNING OF PERIOD                                 40,702         16,372
                                                     -----------    -----------

CASH, END OF PERIOD                                  $    31,405    $       496
                                                     ===========    ===========

              See Accountants' Review Report and Accompanying Notes

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE QUARTERS ENDED SEPTEMBER 30, 2001 AND 2000
                        (See Accountants' Review Report)


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

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE QUARTERS ENDED SEPTEMBER 30, 2001 AND 2000
                        (See Accountants' Review Report)


1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued):

     Accounts Receivable:
          It is the policy of management to review the outstanding accounts at year-end, as well as review bad debts, and establish an allowance for doubtful accounts and uncollectible amounts.

     Advertising:
          Advertising costs, which are included in selling, general and administrative expenses, are expensed as costs are incurred. Advertising expense was $1,251 and $933 for the quarters ended September 30, 2001 and 2000, respectively.

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

     Amortization:

          Amortization of trademarks, copyrights and goodwill is determined utilizing the straight-line method based generally on the estimated useful lives of the intangibles, as follows:

                  Trademarks and copyrights        15 years
                  Goodwill                         15 years

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE QUARTERS ENDED SEPTEMBER 30, 2001 AND 2000
                        (See Accountants' Review Report)

1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
          (continued):

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

     Deferred income at September 30, 2001 and 2000 was $4,515 and $0, respectively.

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

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE QUARTERS ENDED SEPTEMBER 30, 2001 AND 2000
                        (See Accountants' Review Report)


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

     In May 2001, the Company received a $50,000 deposit on a subscription agreement for the purchase of an undetermined number of shares of common stock. At September 30, 2001, the Company had not yet finalized the terms of the agreement and, therefore, had not yet issued the shares related to this subscription.

     In September 2001, the Company received a $25,000 deposit on a subscription agreement for the purchase of an undetermined number of shares of common stock. At September 30, 2001, the Company had not yet finalized the terms of the agreement and, therefore, had not yet issued the shares related to this subscription.

4.   LEASES:

     The Company rents office space in Palm Beach and Boca Raton, Florida. The total monthly rent is currently $3,514. The Company also rented office furniture and equipment on a month-

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE QUARTERS ENDED SEPTEMBER 30, 2001 AND 2000
                        (See Accountants' Review Report)

4.   LEASES (continued):

     to-month basis for $1,000 from the president, an arrangement that was discontinued in March 2001 when furniture and equipment was purchased.

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

6.   NOTES PAYABLE:

     At September 30, 2001, short-term debt consisted of the following:

          12% note payable to an officer,                     $229,925
          unsecured, due on demand. Upon
          any default, the note becomes due
          immediately at an interest rate of
          18% per annum

          Note payable to a shareholder,                       134,086
          unsecured, due on demand, no
          interest rate specified

          Note payable to CGI Marketing,                        35,142
          unsecured, due on demand, with
          an interest rate of 5.5%

          Note payable to an officer, unsecured,                 1,350
                                                              --------
          due on demand, no interest rate
          specified

              Total short-term debt                           $400,503
                                                              ========

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE QUARTERS ENDED SEPTEMBER 30, 2001 AND 2000
                        (See Accountants' Review Report)


7.   STOCK AWARDS

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

         As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $184,524 during the quarter ended September 30, 2001 and, as of that date, intangible assets represent 70% of total assets. The Company's sales volume decreased substantially from the quarter ended September 30, 2000 to 2001. Those factors, as well as the Company's

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE QUARTERS ENDED SEPTEMBER 30, 2001 AND 2000
                        (See Accountants' Review Report)


9.   GOING CONCERN (continued):

     reliance on the Internet industry, create an uncertainty about the Company's ability to continue as a going concern. Management has developed a plan to acquire businesses outside of the Internet industry, and is actively searching for acquisition targets in order to reduce the Company's reliance on any one business or industry (see Note 11). The ability of the Company to continue as a going concern is dependent on the success of this plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


10.  PENDING LITIGATION

     An individual, who was a shareholder of INI (prior to its merger with Safe
     Tech), filed a lawsuit in June 2000 against Safe Tech, its chairman and chief executive officer. He is claiming that he is entitled to more shares in the Company than he received pursuant to the merger of INI with Safe Tech. Management denies the claims asserted by the shareholder and is defending the lawsuit vigorously.


11.  SUBSEQUENT EVENTS

     On April 24, 2001, the Company entered into a letter of intent with a private investment banker representing Pro:Con A/S, a European corporation desiring to merge with Internet Commerce, Inc., one of the Company's subsidiaries. On October 22, 2001, the Company exchanged agreement drafts with Pro:Con on the preliminary terms of the merger.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     Safe Technologies International Inc., a Delaware corporation (the "Company"), is continuing its efforts to build a multi-faceted company serving the developing e-commerce industry. As of September 30, 2001, the Company has two active subsidiaries: Internet Associates International, Inc., a Nevada corporation ("IAI"), and Connect.ad, Inc., et al. Companies, along with Connect.ad of Florida and Connect.ad Services, Inc., all Florida corporations (collectively, "Connect.ad"). Unless the context otherwise requires, the term "Company" refers to the Company, IAI and Connect.ad.

         The internet underwent substantial evolution during 2000 and through 2001, and the Company reassessed its outlook on the new paradigm for the e-commerce industry. Many companies built around the internet and e-commerce experienced and continue to experience severe setbacks in 2000 and 2001. While the Company experienced frustration in its efforts to acquire additional operating businesses, the Company stayed with its plan of controlled, fiscally-responsible growth, and so avoided the drastic economic fluctuations experienced by other internet-based companies. The Company has confidence that our existing internet and e-commerce wholly-owned subsidiaries will provide important niche services for small to medium-sized businesses and that our subsidiaries' management is entrepreneurial and flexible enough to accommodate what is sure to be additional market shifts in this burgeoning industry.

         Third Quarter operations reflect the critical paths and philosophies that the Company's Management has adopted and followed in order to structure operations to accommodate growth in the final quarter of 2001. We achieved a number of fundamental objectives that should posture the Company for future growth, and are planning the next phase of our evolution.

         The Third Quarter saw us continue to grow into our new offices. During our First Quarter, we relocated the Company's corporate offices to another office building within Palm Beach, Florida, in order to gain additional space and to consolidate management operations, gaining greater efficiency, control, and ease of administration. The new office provides a user friendly atmosphere for accommodating meetings, groups, shareholders, and the like, as well as providing ample parking.

         During the Third Quarter we also made decisions that allow all key Management personnel to devote more time to seeking and evaluating potential acquisitions within the qualification parameters previously established by Management. In seeking new acquisitions, less time has been devoted to the evaluation of "Internet" companies because of the operating hazards many Internet companies operations have faced. While continuing to be involved in the migration of commerce to the Internet arena, through the Company's wholly-owned subsidiaries, the Company's focus and emphasis will be to acquire "brick and mortar" operations with good revenue histories, within an industry of above-average growth potential. Management's goal is to make three to four acquisitions in the next year that will increase earnings.

         Another key element in Management's directional planning was the decision to seek an appropriate merger partner for one of our currently inactive subsidiaries. Management has long believed that for the right company, in a compatible business, such a merger would be of great benefit to the Company and the Shareholders. On April 24, 2001, the Company entered into a letter of intent with a private investment banker representing a European Company "Pro:Con A/S" allowing Pro:Con A/S to merge with one of the Company's subsidiaries. We have exchanged agreement drafts with Pro:Con A/S and are continuing negotiations to finalize remaining issues. We will disseminate further information on the terms of the agreement to our shareholders when a definitive agreement has been signed.

         Comparison of the quarter ended September 30, 2001 ("Quarter 2001") and September 30, 2000 ("Quarter 2000").

         Revenues were $53,662 for Quarter 2001 and were $61,602 for Quarter 2000, representing a decrease of 13%. Approximately $0 of the 2001 revenues were derived from ICI and $52,896 of the 2001 revenues were derived from IAI. The balance of the 2001 revenues were from Connect.ad of South Fla., Inc.

         Cost of Sales were $10,831 in Quarter 2001 compared to $24,715 in Quarter 2000. The decrease in Cost of Sales is a result of significant cost savings from a strategic refocus of organizational resources. Cost of Sales in Quarter 2001 were $0 for ICI, $10,831 for IAI and $0 for Connect.ad of South Fla., Inc.

         Selling, general, and administrative expenses were $219,975 for Quarter 2001 compared to $362,223 for Quarter 2000. The decrease in Selling, general, and administrative expenses is a result of significant cost savings from a strategic refocus of organizational resources.


RISK FACTORS

         The Company is engaged in providing support to those involved in commerce on the Internet platform. This business involves many opportunities, as well as significant risks, many of which are out of our control. Some of the risks that we face are as follows:

         The viability of our customers is dependent upon their success in e-commerce. The nature of e-commerce is continually developing. Customers who are unable to evolve with the development of e-commerce may fail, and as a result, we would lose a customer.

         We expect operating losses and negative cash flows.

         We expect to continue to incur net losses and negative cash flows for the foreseeable future, and there can be no assurance that we will ever achieve profitability or generate positive cash flows. As we continue to deploy our business plan, we expect to incur significant operating expenses particularly in the sales, marketing and operations areas. These types of expenses will grow as we expand the scope and reach of our operations. If our revenues do not grow as expected, or if our actual expenses exceed our budgeted expenses, there could be a material adverse effect on our business, operating results and financial condition. We will need to raise additional funds through the issuance of equity, equity-related or debt securities. If we are unable to obtain additional financing on reasonable terms to enable the development of our business plan, we may never be able to completely implement our on-line strategy.

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

         In order to be successful, we must provide reliable, real-time access to our systems for our customers and suppliers. As our operations grow in both size and scope, domestically and internationally, we will need to continually upgrade our systems and infrastructure to offer our customers and suppliers enhanced products, services, features and functionality. The expansion of our systems will require additional financial, operational and technical resource expenditures before business volume might reach levels sufficient to yield profitability, with no assurance that the volume of business will increase or that profitability will be achieved. Consumers and suppliers will not tolerate a service hampered by slow delivery times, unreliable service levels or insufficient capacity, any of which could have a material adverse effect on our business, operating results and financial condition.

         Our business is exposed to risks associated with on-line commerce security and credit card fraud.

         Consumer concerns over the security of transactions conducted on the Internet or the privacy of users may inhibit the growth of the Internet and on-line commerce. To transmit securely confidential information such as customer credit card numbers, we will rely upon encryption and authentication technology. Unanticipated events or developments could result in a compromise or breach of integrity of our consumer transaction data. Our servers could also be vulnerable to viruses transmitted over the Internet, which if not detected, could create a service interruption.

         Though we have taken several precautions to prevent any disruptions from terrorist attacks, we cannot guarantee that our operations are completely invulnerable. A disruption can occur from numerous sources, including damage to the company property, damage to one of our vendors, suppliers or customers, or damages to third parties such that it restricts the flow of commerce. Disruptions could materially adversely affect our revenues.

         The Company is attempting to expand its operations and market presence by entering into business combinations, investments, joint ventures or other strategic alliances with third parties. Any such transaction would be accompanied by risks commonly encountered in such transactions, which could include, among others, the difficulty of assimilating the operations, technology and personnel of the combined companies, the potential disruption of the Company's ongoing business, the inability to retain key technical and managerial personnel, the inability of management to maximize the financial and strategic position of the Company through the successful integration of acquired businesses, additional expenses associated with amortization of acquired intangible assets, the maintenance of uniform standards, controls and policies and the impairment of relationships with existing employees and customers. There can be no assurance that the Company would be successful in overcoming these risks or any other problems encountered in connection with such business combinations, investments, joint ventures or other strategic alliances, or that such transactions would not have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

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

         An element of the Company's future growth strategy is to increase the distribution and sale of the Company's products into international markets. The Company's existing and planned international operations are subject to political and economic uncertainties, including, among other things, inflation, risk of modification of existing arrangements with governmental authorities, transportation, tariffs, export controls, government regulation, currency exchange rate fluctuations, foreign exchange restrictions that limit the repatriation of investments and earnings therefrom, changes in taxation, hostilities or confiscation of property. Changes related to these matters could have a material adverse effect on the Company.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         In June, 2000, a former shareholder of INI, prior to its merger into the Company, brought a lawsuit in Palm Beach County, Florida, against the Company and Barbara L. Tolley, Chairman and Chief Executive Officer of the Company, and formerly the President of INI, claiming that he is entitled to more shares in the Company than he received pursuant to the merger of INI into the Company. The Company and Ms. Tolley deny the facts as asserted by Prouty and are vigorously defending the lawsuit. There have been no material developments in the Third Quarter.

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

         No matters during the period have been submitted to a vote by security holders.

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

         (b)      Reports on Form 8-K.

                  The Company filed no reports on Form 8-K during the quarter ended September 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Safe Technologies International Inc.
                                       (Registrant)



Date: November 14, 2001                By: /s/ Michael Posner
                                           -------------------------------------
                                                   (Signature)