Form 10KSB
period 2001-12-31
SAFE TECHNOLOGIES INTERNATIONAL INC
filed 2002-03-29
CIK 829117

FORM 10KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                   For the Fiscal Year Ended December 31, 2001

                          Commission File No. 000-17746

                  SAFE TECHNOLOGIES INTERNATIONAL INCORPORATED
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

         Issuer's revenues for the most recent fiscal year were $262,065.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $5,349,142.10 on December 31, 2001 based upon the latest published average bid and ask price on such date.

         The approximate number of shares outstanding of the Registrant's common stock on December 31, 2001 was 829,326,599. The approximate number of "A" Warrants outstanding as of December 31, 2001 was 7,227,280 convertible into 7,227,280 shares of common stock at $.20 per share. Each outstanding "A" Warrant, upon exercise, will result in the issuance of one redeemable "B" Warrant. As of December 31, 2001 there were approximately 272,720 "B" Warrants outstanding exercisable into 272,720 shares of common stock at $.50 per share.

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

Item 1.  Business

OVERVIEW:

         Safe Technologies International, Inc., a Delaware corporation ( the 'Company' or 'we') is a multi-faceted company which has in the immediate past focused on e-commerce. As of December 31, 2001, the Company has two active subsidiaries: Internet Associates International, Inc., a Nevada corporation ("IAI"), and Connect.ad, Inc., along with Connect.ad of Florida, Inc., and Connect.ad Services, Inc., all Florida corporations (collectively, "Connect.ad"). Unless the context otherwise requires, the term "Company" refers to the Company, IAI and Connect.ad.

         During 2001, we continued to evolve away from the e-commerce platform. While the Company experienced frustration in its efforts to acquire additional operating businesses, we stayed with the plan of controlled, fiscally-responsible growth, and so avoided the drastic economic fluctuations experienced by other internet-based companies. We have confidence that our existing internet and e-commerce wholly-owned subsidiaries will provide important niche services for small to medium-sized businesses, and that our subsidiaries' management is entrepreneurial and flexible enough to accommodate additional market shifts, which we are certain will occur in this new, burgeoning industry. We think of the internet as a tool, such as the fax, the telephone, and the like, which every business needs, and our management believes it is cheaper for companies to outsource internet specialized service than to build an internet department within their own company. As a result, we are confident that the Company will participate in this growing industry's market potential.

IAI

         Internet Associates is an internet marketing and web site development firm involved in the development, marketing, and hosting of web sites, as well as the training of web developers. IAI owns and maintains five internet servers, located in Boca Raton, Florida, with direct, redundant T-1 connections to the internet. The internet servers are equipped with secure e-commerce applications, shopping cart facilities and database driven applications.

         IAI specializes in designing and developing quality "market-driven" web sites to allow business customers to tap into the e-commerce platform, combining innovative web design and programming with traditional marketing and advertising elements especially designed to promote interactivity and volume response to each customer web site. IAI works with a variety of clients in providing web design services. The web design work that we provide through IAI for each client is customized. Hence, the contract price varies depending upon the nature and scope of the engagement. Also, we provide web marketing services through IAI. IAI's web marketing services consist of search engine submissions, banner advertising placement and promotion through alternative media. IAI currently provides web hosting to over 600 customers.

         In 2001, IAI acquired the licensing rights for an important software package. The software package is designed for small businesses wishing to use one all-inclusive software that provides detailed e-commerce capabilities, inventory control, data management, etc. IAI has found that by offering this added value service they have been able to increase the monthly ISP Hosting customer charges by $20-$25 per month.

Connect.ad

         As originally planned, Connect.ad was to offer internet hosting and web site development services through the sale of franchised territories. In 2000, while Connect.ad was in the process of finalizing certain state filings, in compliance with state franchising laws, the internet markets' interest shifted dramatically. With the continued downturn in 2001, small companies and entrepreneurs who had been potential candidates for purchasing a franchise were no longer interested in making an investment in an internet franchise. As a result, the Company decided to consider other potential usages and/or modifications for the franchise. The Company has been looking for the right opportunity to modify the franchise to include not only the primary internet marketing and advertising focus, but also a growing industry bricks-and-mortar business. The Company is reviewing several possibilities.

ICI

         To increase shareholder value, on April 24, 2001, the Company entered into a letter of intent to merge ICI with a European company, Pro:Con A/S. We anticipated that the merger would close during 2001. However, Pro:Con A/S, as a leading supplier of e-commerce, mid and back office solutions and neutral ticketing to the travel and related airline industry, with offices in six countries, was impacted not only by the economic slowdown, but also by a sudden loss of customers after the terrorist attacks of September 11, 2001. Pro-Con A/S has been reorganizing its business in order to stay the course in this rapidly changing economy. At this time, the Company has been assured by Rene Moller, Managing Director of Pro:Con A/S, that the reorganization is almost complete, at which time the merger should move forward.

Proprietary Rights

         The Company regards its copyrights, trademarks, trade names, trade secrets, web sites and domain names as valuable intellectual property. The Company relies upon copyright and trademark law, trade secret protection and confidentiality or license agreements with its employees, customers, partners and others to protect its proprietary rights. Effective intellectual property protection may not be available, however, in every country in which products and media properties are distributed or made available through the internet.

         Until recently, the Company operated four e-commerce web sites under an exclusive, no-cost arrangement with Barbara Tolley, a director of the Company and the owner of the four internet domain names. During 2001, the Company ceased operation of the four sites temporarily. Ms. Tolley has agreed that the Company will retain its exclusive rights to the sites should the Company decide to reactivate the operation of these sites in the future.

Competition

         The market for internet products and services is highly competitive. There are no substantial barriers to entry in these markets, and the Company expects that competition will continue to intensify.

         Internet commerce competes for customers and advertisers with other content providers, advertisers and traditional brick-and-mortar merchants, as well as with thousands of web sites operated by individuals, the government and educational institutions.

         We believe that our ability to compete successfully in the internet services market depends on a number of factors, including market presence; the adequacy of our design team and customer and technical support services; the capacity, reliability and security of our network infrastructure; our pricing policy for services; our competitors and suppliers; our ability to support existing and emerging industry standards; and industry and general economic trends.

Employees

         As of December 15, 2001, the Company had four full-time employees and six part-time employees. Of the employees, four are engaged in management positions and two are in administrative positions.

History and Summary of Activity during Fiscal 2001, 2000 and 1999

         The Company was incorporated in Delaware on August 1, 1987 as Safe Aid Products Incorporated. Our initial business purpose was to engage in research and development regarding nasal and transdermal delivery of aspirin and other drugs. Because of insufficient capital and insufficient market acceptance, however, we were unsuccessful at executing this original business plan and remained in the development stage. From 1993-1998, our principal business objective was to find and merge with an operating company that would increase shareholder value.

         On February 9, 1998, we completed a reverse merger with Intelligence Network International, Inc., a Florida corporation ("INI"). Pursuant to the terms of the merger agreement, we changed our name to Safe Technologies International, Inc. As a result of the merger, we moved from the development stage status to being a fully operating business. Our business as it existed then consisted of a broad range of internet and technology based services and products. We had two subsidiaries, Total Micro Computers, Inc. ("TMC") and GMG Computers Consultants, Inc. d.b.a. Precision Imaging ("GMG"). TMC was a wholesaler and retailer of custom designed and assembled computer systems and related products and GMG was a digital pre-press company. In May, 1998, we also formed a new subsidiary, Internet Commerce, Inc., a Florida corporation, to house our various internet related activities.

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

         During 1999, the Company made two acquisitions of Internet related companies. On February 5, 1999, we completed the acquisition of IAI, an internet marketing and web site development firm involved in the development, marketing and hosting of web sites, and the training of web developers. The acquisition price was based on the amount of IAI net profits for 1999, which ultimately resulted in the exchange of all IAI shares for 25,000,000 shares of the Company's common stock. The sale of the Company's stock by the former IAI shareholders was limited for a period of three years.

         We closed on the acquisition of Connect.ad and its affiliated group of companies as of September 30, 1999. We issued a total of 8,108,108 shares of the Company's common stock in return for all of the Connect.ad stock. Connect.ad is an internet marketing company franchisor. The former shareholders of Connect.ad received an additional 3,822,394 shares of the Company's common stock because of the terms of the Acquisition Agreement relating to the guaranteed stock price of the Company.

         During 2000, the Company focused on developing its e-commerce web sites, in order to take advantage of the market's interest in purchasing goods and services online, as well as making one potential acquisition which did not materialize.

         On April 24, 2001 the Company entered a letter of intent to merge ICI with a European company, Pro:Con A/S. We anticipated that the merger would close during 2001. However, the business of Pro:Con A/S, as a leading supplier of e-commerce, mid and back office solutions and neutral ticketing to the travel and related airline industry, with offices in six countries, was adversely impacted by the events of September 11, 2001. Pro:Con A/S Management has been reorganizing its business in order to stay the course in this rapidly changing economy. At this time, the Company has been assured by Rene Moller, Managing Director of Pro:Con A/S, that the reorganization is almost complete, at which time the merger should move forward.

Item 2. Property

         The Company's principal executive office is located at 2875 Ocean Boulevard, Palm Beach, Florida, where the Company leases approximately 1,000 square feet of office space. The Company has one year remaining on the lease, at a monthly rent of $2,400. We relocated to our new space on February 20, 2001. Prior to then, our address was 249 Peruvian Avenue, Suite FL, Palm Beach, FL 33480.

         In addition, IAI leases 1,000 feet of office space in Boca Raton, Florida, at 123 N.W. 13th Street. The lease is structured with six-month renewal periods. The monthly rent is $1,100. Connect.ad and ICI are located in the 2875 Ocean Boulevard, Palm Beach, Florida, offices.

Item 3.  Legal Proceedings

         A former shareholder of INI, prior to its merger into the Company, has brought a lawsuit in Palm Beach County, Florida, against the Company and Barbara Tolley, formerly the President of INI, claiming that he is entitled to more shares in the Company than he received pursuant to the merger of INI into the Company. The Company and Ms. Tolley deny the facts as asserted by the former shareholder and are vigorously defending the lawsuit.

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

                               Common Stock
                               ------------
                                   Bid            Asked
                   Period        High/Low       High/Low
                   ------       -----------    -----------
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

                    2001

                 1st Quarter    .054/.0165     .058/.01737
                 2nd Quarter    .027/.015      .028/.016
                 3rd Quarter    .021/.008      .023/.01
                 4th Quarter    .016/.0075     .02/.0085

         The average of the bid and ask price of our common stock in the over-the-counter market as of the most recent available date, March 26, 2002 was $.00925 per share. The above quotations do not include retail mark-ups, mark-downs or commissions and represents prices between dealers and not necessarily actual transactions. The past performance of our securities is not necessarily indicative of future performance.

Common Stock and Warrants

         As of December 31, 2001, we had issued and outstanding 829,326,599 shares of our common stock, 7,227,280 Class A Warrants and 272,720 Class B Warrants. Upon exercise, each Class A Warrant entitles the holder to purchase one share of common stock for $.20 per share and to receive one redeemable Class B Warrant. Upon exercise, each Class B Warrant entitles the holder to purchase one share of common stock for $.50 per share. The exercise periods of the Class A and Class B Warrants have been extended by the Board of Directors through January 8, 2003. All of these numbers are adjusted to reflect the Company's ten-for-one reverse stock split effected as of February 9, 1998.

Holders of Record

         As of December 31, 2001, there were approximately 13,492 shareholders of record of our common stock, not including beneficial owners holding shares through nominee name.

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

Item 6.  Management's Discussion and Analysis or Plan of Operations.

RESULTS OF OPERATION(S)

         Comparison of the fiscal year ended December 31, 2001 ("2001") and December 31, 2000 ("2000").

         Revenues were $262,065 for 2001 and were $471,946 for 2000, representing a decrease of 44%. Approximately $0 of the 2001 revenues were derived from ICI and $243,731 of the 2001 revenues were derived from IAI. The balance of the 2001 revenues were from Connect.ad of South Fla., Inc. Much of Connect.ad's revenues were a result of the forgiveness of debt by the Company.

         Cost of Sales were $51,479 in 2001 compared to $105,246 in 2000. The decrease in Cost of Sales is a result reduced sales. Cost of Sales in 2001 were $0 for ICI, $51,479 for IAI and $0 for Connect.ad of South Fla., Inc.

         Selling, general, and administrative expenses were $768,974 for 2001 compared to $3,246,241 for 2000. The decrease in selling, general, and administrative expenses is a result of lower sales as well as significant cost savings from a strategic refocus of organizational resources.

RISK FACTORS

         The company is engaged in providing support to those involved in commerce on the Internet platform. This business involves many opportunities, as well as significant risks, many of which are out of our control. Some of the risks that we face are as follows:

         The viability of our customers is dependent upon their success in e-commerce. The natured of e-commerce is continually developing. Customers who are unable to evolve with the development of e-commerce may fail, and as a result, we would lose a customer.

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

         The internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. Our success will depend upon the development and maintenance of the Internet's infrastructure to cope with this increased traffic. This will require a reliable network backbone with the necessary speed, data capacity and security, and the timely development of complementary products for providing reliable Internet access and service. Major on-line service providers and the Internet itself have experienced outages and other delays as a result of software and hardware failures and could face such outages and delays in the future. Outages and delays are likely to affect the level of Internet usage and processing of transactions on our web sites. In addition, the Internet could lose its viability because of delays in the development of adoption of new standards to handle increased levels of activity or because of increased government regulation. The adoption of new standards or government regulation may require us to incur substantial compliance costs.

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

         We may be subject to delays because of intentional, criminal third party intervention.

         The events of September 11, 2001, demonstrated that no firm can be completely secure from terrorist acts. Though we have taken several precautions to prevent any disruptions from terrorist attacks, we cannot guarantee that our operations are completely invulnerable. A disruption can occur from numerous sources, including damage to the company property, damage to one of our vendors, suppliers or customers, or damages to third parties such that it restricts the flow of commerce. In addition, a disruption could be the result of an intentional attack on our computer systems. Disruptions could materially adversely affect our revenues.

         Our business strategy of growth through business combinations leads to unknown and unquantifiable risks.

         The company is attempting to expand it operations and market presence by entering into business combinations, investments, joint ventures or other strategic alliances with third parties. Any such transaction would be accompanied by risks commonly encountered in such transactions, which could include, among others, the difficulty of assimilating the operations, technology and personnel of the combined companies, the potential disruption the Company's ongoing business, the inability to retain key technical and managerial personnel, the inability of management to maximize the financial and strategic position of the Company through the successful integration of acquired businesses, addition expenses associated with amortization of acquired intangible assets, the maintenance of uniform standards, control and policies and the impairment of relationships with existing employees and customers. There can be no assurance that the Company would be successful in overcoming these risks or any other problems encountered in connection with such business combinations, investments, joint ventures or other strategic alliances, or that such transactions would not have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

         We depend upon the efforts of a few individuals and employees.

         Our success depends in large part upon the efforts of a few individuals and our ability to attract, retain and motivate highly skilled employees. We depend substantially on the services and performance of our senior management, particularly Michael Posner, our President; Barbara L. Tolley, one of our Directors; Michael Bhethana, our Chief Information Officer; and Brad L. Tolley, our Secretary and Treasurer. These individuals may not be able to fulfill their responsibilities adequately and may not remain with us. The loss of the services of any executive officers or other key employees could hurt our business.

         We plan to growth into international markets.

         An element of the Company's future growth strategy is to increase the distribution and sale of the Company's products into international markets. The Company's existing and planned international operations are subject to political and economic uncertainties, including, among other things, inflation , risk of modification of existing arrangements with governmental authorities, transportation, tariffs, export controls, government regulation, currency exchange rate fluctuations, foreign exchange restrictions that limit the repatriation of investments and earnings therefrom, changes in taxation, hostilities or confiscation of property. Changes related to these matters could have a material adverse effect on the Company.

FUTURE BUSINESS STRATEGY

         We believe that the Company, having survived the dot.com crash and still being a vibrant participant in the internet industry, has benefitted from a period of trial and error. The development of the internet to date has been instructive. Several members of the Company's management, having been pioneers in the internet industry, are also experienced business people.

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

         The most important new aspect of our business strategy is to acquire minority interests in operating companies by merging them into one of our wholly owned subsidiaries. We expect this to strengthen the Company's balance sheet without incurring debt. Ultimately, as the stock retained by the Company is sold, we expect the Company's cash position to be significantly improved.

Item 7.  Financial Statements

         Independent Auditor's Report................................F-1
         Consolidated Financial Statements
                  Balance Sheets.....................................F-2, F-3
                  Statements of Operations.......................... F-4
                  Statements of Changes in Stockholders Equity...... F-05 - F-10
                  Statements of Cash Flows.......................... F-11
         Notes to Consolidated Financial Statements................. F-12 - F-20

Item 8. Changes In And Disagreements With Accountants on Accounting and Financial Disclosure

         There have been no disagreements with Accountants on Accounting and Financial Disclosure in 2001.

PART III

Item 9.  Directors, Executive Officers and Significant Employees

         The executive officers and directors of the Company during 2001 were as follows:

         Name                     Age     Position Held with Registrant
         ------------------    --------   -----------------------------
         Charles N. Martus        80      Director
         Jack W. Tolley           79      Director
         Barbara L. Tolley        65      Director
         Robert L. Alexander      59      Director
         Michael Posner           41      President
         Brad L. Tolley           37      Secretary and Treasurer
         Michael Bhathena         35      Vice President and Chief Information
                                              Officer
         Randi Swatt              43      President of IAI

         Charles N. Martus has served as a Director of the Company since February 9, 1998. Mr. Martus is a graduate of Dartmouth College, Hanover, New Hampshire in 1944, and attended Amos Tuck School. Mr. Martus was a principal in a gourmet food operation in Manhattan from 1946 until 1990. During the past ten years, Mr. Martus has been retired.

         Jack W. Tolley has served as a Director of the Company since February 9, 1998. Mr. Tolley is a graduate of Dartmouth College, Hanover, New Hampshire in 1947, and attended Cornell University in Ithaca, New York. Mr. Tolley founded J.W. Tolley & Associates in 1953, a national marketing and advertising agency and served as President until 1975. Mr. Tolley was a Director and consultant to Westchester Ltd., Inc. until 1982. Mr. Tolley has been pursuing a career as an artist and painter of Southwestern American art and as an author of several books on Florida and immigration for foreign nationals. Mr. Tolley is the husband of Barbara L. Tolley and the father of Brad L. Tolley.

         Barbara L. Tolley has served as Chief Executive Officer and a Director of the Company since February 9, 1998. Ms. Tolley received her BA from Ohio State University in 1959. In 1975, she founded Westchester Ltd., Inc., a privately held company specializing in international marketing and advertising in which she held the office of President until 1989. Ms. Tolley founded Property Intelligence, LTD, in 1990, an international real estate marketing and consulting company. Ms. Tolley founded Property Intelligence International, Inc., (PII), in 1992, a Real Estate online business information and database service in collaboration with AT&T's Business Services. Since 1996, Ms. Tolley has been one of the majority stockholders in Villas International Realty, Inc., an international holiday rental agency. Ms. Tolley is the wife of Jack W. Tolley and the mother of Brad L. Tolley.

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

         Michael Posner has been President of the Company since August, 2000. Mr. Posner is a shareholder in the law firm of Ward, Damon & Posner where he has been since 1989. He is a member of the Florida Bar. Mr. Posner received his Juris Doctor in 1985 from the University of Florida.

         Brad Tolley is a graduate of Phillips Academy in Andover, Massachusetts in 1982, and attended Rollins College in Winter Park, Florida. He was employed by Westchester Ltd., Inc., as an Account Executive from 1985 to 1989. From 1990-1992, Mr. Tolley was employed by a wholly-owned subsidiary of Dresdner Bank in Germany. Mr. Tolley has worked with high net individuals and companies in the past such as Barnett Bank of Florida and Goldome Bank of New York. Mr. Tolley has more than fifteen years experience in venture capital and finance placement. He continues to cultivate these relationships and network with new ones for information and growth. Currently, Mr. Tolley is President of Tolley Investments, Inc., a privately held company.

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

Item 10.  Executive Compensation

Summary Compensation Table

         The following table sets forth the aggregate compensation paid to Barbara L. Tolley, as the Company's Chief Executive Officer (the "Named Executive Officer") by the Company. None of the other executive officers of the Company received compensation in excess of $100,000 during the fiscal years ended December 31, 2001, 2000, or 1999. Except as set forth in the table below, no bonuses or other compensation were paid during the fiscal year ended December 31, 2001.

                                                         Annual Compensation
                                                         -------------------
                                                           Fiscal                          Other Annual
  Name of Principal      Position                           Year   Salary        Bonus     Compensation
  -----------------      --------                           ----   ------        -----     ------------

Barbara L. Tolley,       Chief Executive Officer (2)        2001     0(1)          0         0
                                                            2000     0(1)          0         $125,000(4)
                                                            1999     0(1)          0         $120,000(3)

(1) Ms. Tolley joined the Company as its Chief Executive Officer on February 9, 1998. Under her employment agreement, Ms. Tolley was entitled to receive an annual salary of $120,000 in 1998, 1999 and 2000. Because of the Company's financial condition, however, Ms. Tolley elected not to receive her salary in fiscal 2001, 2000, 1999 and 1998.

(2) The Company and Ms. Tolley agreed not to renew her employment contract as CEO in 2001. Ms. Tolley continues on the Board of Directors as well as administering the executive functions of the Company.

(3) The Board of Directors granted Ms. Tolley an aggregate of 11,000,000 stock awards pursuant to the Company's 1998 Incentive Stock Plan and the Year 2000 Stock Award Plan. The awards were granted as of December 31, 1999 at a value of $.045.

(4) The Board of Directors granted Ms. Tolley 2,000,000 stock awards pursuant to the Company's Y2000 Incentive Stock Plan. The awards were granted as of December 31, 2000 at a value of $0.045.

Options Granted to the Named Executive Officer During Fiscal 2001

         The Company did not grant any options to the Named Executive Officer during the fiscal year ended December 31, 2001. As noted in the Summary Compensation Table, however, the Named Executive Officer received stock awards in lieu of compensation for services rendered through February 2001.

Aggregated Option Exercises and Fiscal Year-End Option Value Tables

         As of December 31, 2001, Ms. Tolley did not own any options to purchase shares of the Company's common stock. As noted in the Summary Compensation Table, however, the Named Executive Officer has received stock awards in lieu of compensation.

Employment Agreement

         The Company entered into an employment agreement with Barbara Tolley, as Chief Executive Officer, effective as of February 9, 1998. The term of the agreement was for two years, with an option exercisable by Ms. Tolley to extend the employment agreement for an additional year. Ms. Tolley elected to renew her contract through February 9, 2001. The Company and Ms. Tolley agreed not to renew her employment contract as Chief Executive Officer in 2001. Ms. Tolley continues on the Company's Board of Directors, as well as administering the executive functions of the company.

         As disclosed in the Summary Compensation table, Mrs. Tolley did not receive her annual salary or any of the other benefits to which she was entitled to under the employment agreement in fiscal 2001, 2000, and 1999. Ms. Tolley, however, did receive stock awards during 1998, 1999 and 2000.

         Ms. Tolley received an aggregate of 30,000,000 shares of restricted common stock as payment for deferred salary, bonus and benefits, for the years 1998, 1999, 2000 and up to and including February, 2001.

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

         The Incentive Stock Plan provides for the granting of nonstatutory stock options, restricted stock grants and stock awards. The Company has reserved up to 45,000,000 shares of common stock under the Incentive Stock Plan, consisting of a maximum of 30,000,000 restricted stock grants and 15,000,000 stock awards. The 1998 Stock Plan is administered by the Compensation Committee of the Board of Directors.

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

         Under both plans, the Company awarded 3,000,000 shares during 2001, 14,450,000 shares during 2000, 18,770,7674 shares during 1999, and 7,325,000 shares during 1998 to its officers, directors and consultants.

Director Compensation

         Directors receive no compensation for services rendered as members of the Company's Board of Directors. Charles Martus, Jack Tolley,and Robert Alexander however, who are directors of the Company, and provided consulting services to the Company outside of the scope of their duties as directors received stock awards in the amount of 200,000 shares each in 2000. No compensation has been made to Directors for 2001, to date.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information with respect to the number of shares of the Company's Common Stock that will be beneficially owned by (i) each executive officer of the Company, (ii) each director of the Company and
(iii) each shareholder of the Company who owns more than 5% of the Company's Common Stock as of December 31, 2001. An asterisk indicates beneficial ownership of less than 1% of the outstanding Safe Aid Common Stock after the Merger. Except as otherwise indicated, each of the shareholders listed below has voting and investment power over the shares beneficial owned and the address of each beneficial owner is c/o the Company, 2875 S. Ocean Blvd., Palm Beach, Florida 33480. As of December 31, 2001, there were issued and outstanding 829,326,599 shares of the Company's common stock.

     Name of                                                 Percent of Class
Beneficial Owner               Amount and Nature         Of Beneficial Ownership
----------------               -----------------         -----------------------

Ruth Deutsch (2)               225,870,657                        27.24%
Shareholder

Franklin Frank (3)             225,870,657                        27.24%
Shareholder

Brad L. Tolley(1)              253,050,000                        30.51%
Secretary, Treasurer

Barbara L. Tolley (1)          248,100,000                        29.92%
Director

Jack W. Tolley                     800,000                         *
Director

Charles N. Martus                  400,000                         *
Director

Michael Posner                   3,000,000                         *
President

Michael Bhathena                 1,100,000                         *
Chief Information Officer

All Officers and Directors     484,220,657                        58.25%
and 5% beneficial owners
as a group (4)


* Indicates less than 1% of the class

(1) Includes 247,300,000 shares held by the Lang Family Trust. Barbara Tolley and Brad Tolley are the co-trustees and beneficiaries of the trust.

(2) Includes 34,000,000 shares held by LVDB, Inc., a corporation controlled by Franklin Frank, Ms. Deutsch's husband, 34,000,000 shares by Franklin Frank, 4,000,000 shares by Lenore Hardy, and 2,000,000 shares owned by Charles Frank. Ms. Deutsch disclaims any beneficial interest in the shares held by her husband.

(3) Includes 34,000,000 shares held by LVDB, Inc., a corporation controlled by Mr. Frank, 34,000,000 shares by Franklin Frank, 4,000,000 shares by Lenore Hardy, and 2,000,000 shares owned by Charles Frank. Also includes 151,870,650 shares held by Ruth Deutsch, Mr. Frank's wife. Mr. Frank disclaims any beneficial interest in the shares held by his wife.

(4) The shares beneficially owned by Barbara L. Tolley and Jack W. Tolley, and the shares beneficially owned by Ruth Deutsch and Franklin Frank, are counted only once to avoid a misleading total.

Item 12.  Certain Relationships and Related Party Transactions

         During 1999, 25,000,000 shares of SFAD enured to the benefit of Franklin L. Frank as a finders fee for his role in sourcing the origination of the Company's acquisition of IAI. The IAI Acquisition Agreement called for Mr. Frank to receive 6,000,000 shares of Common Stock, as Finders Fee. Mr. Frank has received, to date, 375,000 shares of Common Stock, related to this transaction, in July 26, 2000.

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

         16.2 Letter on Change in Certifying Accountants (filed as Exhibit 99.1 to the Company's Report on Form 8-K/A dated December 18, 2000.

         21.1 Subsidiaries of the Company (filed as Exhibit 21.1 to the Company's annual report on Form 10KSB/A for the year ended December 31, 1999).

         23.1 Consent of Michaelson & Co. P.A. (filed herewith electronically).


         (b)      Reports on Form 8-K.

The Company filed six reports on Form 8-K during the fourth quarter ended December 31, 2001.

(i)   The Company filed a report on Form 8K on February 21, 2001
(ii)  The Company filed a report on Form 8K on March 8, 2001
(iii) The Company filed a report on Form 8K on March 15, 2001
(iv)  The Company filed a report on Form 8K on May 1, 2001
(v)   The Company filed a report on Form 8K on May 24, 2001
(vi)  The Company filed a report on Form 8K on November 27, 2001

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this Amendment No. 1 to the Company's Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFE TECHNOLOGIES INTERNATIONALS, INC.

By:  /s/ Michael  Posner
       -----------------
      Michael Posner
      President

Date:    March 26, 2002

         In accordance with the Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Michael Posner
       ---------------------------
      Michael Posner
      President

Date:    March 26, 2002

By: /s/Barbara L. Tolley
       ---------------------------
      Barbara L. Tolley
      Director

Date:    March 26, 2002

By: /s/ Brad Tolley
      ----------------------------
       Brad Tolley
       Chief Financial Officer

Date:    March 26, 2002

By: /s/ Charles N. Martus
      ----------------------------
       Charles N. Martus
       Director

Date:    March 26, 2002

By: /s/ Jack W. Tolley
       ---------------------------
      Jack W. Tolley
      Director

Date:    March 26, 2002

By: /s/ Robert L. Alexander
      ----------------------------
       Robert L. Alexander
       Director

Date:    March 26, 2002

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                  CONSOLIDATED
                              FINANCIAL STATEMENTS

                           DECEMBER 30, 2001 AND 2000

                                TABLE OF CONTENTS




                                                                    Page
                                                                    ----

Independent Auditor's Report                                        F-1

Consolidated Financial Statements:

         Balance Sheets                                             F-2 - F-3

         Statements of Operations                                   F-4

         Statement of Changes in Stockholders' Equity               F-5 - F-9

         Statements of Cash Flows                                   F-10

Notes to Consolidated Financial Statements                          F-11 - F-18

INDEPENDENT AUDITOR'S REPORT
----------------------------


To the Board of Directors and Shareholders
Safe Technologies International, Inc.
    And Subsidiaries
Palm Beach, Florida

We have audited the accompanying consolidated balance sheets of Safe Technologies International, Inc., a Delaware corporation, and subsidiaries, as of December 31, 2001 and 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Safe Technologies International, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company incurred significant losses in 2001 and is completely reliant on the Internet industry for its operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in
Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  MICHAELSON & CO., P.A.
---------------------------

March 14, 2002

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000
                       (See Independent Auditor's Report)



                                                                             2001       2000
                                                                           --------   --------
ASSETS

CURRENT ASSETS
--------------
  Cash                                                                     $ 23,742   $ 40,702
  Accounts Receivable (net of allowance for doubtful accounts                 9,518     24,895
     of $17,781 and $18,881 at December 31, 2001 and 2000, respectively)
  Other current assets                                                           --    120,000
                                                                           --------   --------

         TOTAL CURRENT ASSETS                                                33,260    185,597

PROPERTY & EQUIPMENT
--------------------
  Fixed assets (net of accumulated depreciation of $114,145 and
     $70,015 at December 31, 2001 and 2000, respectively)                   104,061    129,300

OTHER ASSETS
------------
  Deposits                                                                    9,201     12,889
  Goodwill, copyrights and trademarks (net of accumulated                   394,161    426,747
     amortization of $241,390 and $208,762 at December 31, 2001 and 2000, respectively)
                                                                           --------   --------

         TOTAL OTHER ASSETS                                                 403,362    439,636
                                                                           --------   --------

TOTAL ASSETS                                                               $540,683   $754,533
                                                                           ========   ========




          See Accompanying Notes to Consolidated Financial Statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000
                       (See Independent Auditor's Report)




                                                                         2001          2000
                                                                     -----------    -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
-------------------
  Accounts Payable                                                   $    69,248    $    72,050
  Accrued Expenses                                                        73,733         42,042
  Notes Payable                                                          402,091        386,002
  Deferred Income                                                          4,515          4,515
  Lease Payable, current portion                                              --          1,700
                                                                     -----------    -----------

                      TOTAL LIABILITIES                                  549,587        506,309
                                                                     -----------    -----------

SHAREHOLDERS' EQUITY
--------------------
  Common Stock, par value $0.00001, 999,999,000 shares authorized,         8,293          8,056
     829,326,599 and 805,605,299 shares issued and outstanding
          as of December 31, 2001 and 2000, respectively
  Additional Paid-in Capital                                           6,930,864      6,599,060
  Accumulated Deficit                                                 (6,948,061)    (6,358,892)
                                                                     -----------    -----------

                    TOTAL SHAREHOLDERS' EQUITY                            (8,904)       248,224
                                                                     -----------    -----------

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $   540,683    $   754,533
                                                                     ===========    ===========



          See Accompanying Notes to Consolidated Financial Statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                       (See Independent Auditor's Report)


                                                         2001           2000
                                                     -----------    -----------
REVENUE
  Sales, Net of Customer Returns                     $   262,065    $   471,946

EXPENSES
  Cost of Goods Sold                                      51,479        105,246
                                                     -----------    -----------

               GROSS PROFIT                              210,586        366,700
                                                     -----------    -----------
  Selling, General and Administrative Expenses:
     Advertising and Promotion                             6,152          5,972
     Bad Debt Expense                                     29,015         80,963
     Consulting Expense                                  122,000      2,555,015
     Depreciation and Amortization Expense                76,758         91,089
     Management Fees                                          --         25,000
     Salaries and Benefits                               193,500        106,370
     Subcontract Labor                                     2,700             --
     Legal and Professional Services                     209,623        175,911
     Telephone Expense                                    31,395         57,419
     Travel and Entertainment Expense                         --          4,805
     Equipment Lease                                         427         16,138
     Proxy and Broker Services                             3,340          4,675
     Postage                                                 969          1,783
     Licenses, Fees & Permits                              2,373          3,221
     Office Expense                                       26,050          7,537
     Rent                                                 47,869         35,257
     Other Expenses                                       16,803         75,086
                                                     -----------    -----------

     TOTAL SELLING, GENERAL & ADMINISTRATIVE
            EXPENSES                                     768,974      3,246,241
                                                     -----------    -----------

OTHER INCOME & (EXPENSES)
   Interest Income                                            --             --
   Impairment of Long-Lived Asset                             --        117,911
   Interest Expense                                       30,781         18,697
                                                     -----------    -----------

NET  (LOSS)                                          $  (589,169)   $(3,016,149)
                                                     ===========    ===========

NET  (LOSS) PER SHARE                                $   (0.0007)   $   (0.0037)
                                                     ===========    ===========


           See Accompanying Notes to Consolidated Financial Statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                       (See Independent Auditor's Report)

                                                              Common Stock         Capital      Paid In   Accumulated
                                                           Shares       Amount    Subscribed    Capital     Deficit        TOTAL
                                                        -----------  -----------  ----------- ----------- -----------   -----------
Balance, December 31, 1999                              746,200,414  $     7,462  $    40,000 $ 3,714,589 $(3,342,742)  $   419,309

Issuance of shares of common stock to an officer as       1,000,000           10           --      49,990          --        50,000
  compensation for services provided, January 13,
  2000 ($0.05 per share)

Issuance of shares of common stock as reimbursement         300,000            3           --      14,997          --        15,000
  for expenses, January 13, 2000 ($0.05 per share)

Issuance of shares of common stock to an officer as       2,000,000           20           --      99,980          --       100,000
  compensation for services provided, January 13,
  2000 ($0.05 per share)

Issuance of shares of common stock to an officer as      30,000,000          300           --   1,499,700          --     1,500,000
  compensation for services provided, February 9,
  2000 ($0.05 per share)

Issuance of shares of common stock to an officer as       3,000,000           30           --     149,970          --       150,000
  compensation for services provided, February 15,
  2000 ($0.05 per share)

Issuance of shares of common stock for technology           324,003            3           --      19,997          --        20,000
  services valued at $0.0617 per share, May 31, 2000

Issuance of shares of common stock for legal services       500,000            5           --      39,045          --        39,050
  valued at $0.0781 per share, June 9, 2000
                                                        -----------  -----------  ----------- ----------- -----------   -----------

               Sub-total                                783,324,417  $     7,833  $    40,000 $ 5,588,268 $(3,342,742)  $ 2,293,359



           See Accompanying Notes to Consolidated Financial Statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                       (See Independent Auditor's Report)

                                                              Common Stock          Capital    Paid In     Accumulated
                                                           Shares       Amount    Subscribed   Capital       Deficit        TOTAL
                                                         ----------- -----------  ----------- -----------  -----------   -----------
                 Sub-Total                               783,324,417 $     7,833  $    40,000 $ 5,588,268  $(3,342,742)  $ 2,293,359

Issuance of shares of common stock, June 9, 2000,            500,000           5           --      74,995           --        75,000
  in exchange for cash to Ruth Deutsch (Franklin L
  Frank) ($0.15 per share)

Issuance of shares of common stock to an unrelated           150,000           2           --      11,713           --        11,715
  party for service bonus valued at $0.0781 per share,
  June 14, 2000

Issuance of shares of common stock for consulting            200,000           2           --      11,998           --        12,000
  services, June 14, 2000 ($0.06 per share)

Issuance of shares of common stock to an officer as          500,000           5           --      29,995           --        30,000
  compensation for services, June 14, 2000 ($0.06
  per share)

Issuance of shares of common stock for consulting            200,000           2           --      11,998           --        12,000
  services, June 14, 2000 ($0.06 per share)

Issuance of shares of common stock to an officer as       12,000,000         120           --     599,880           --       600,000
  compensation for services provided from February 9,
  1998 through June 30, 2000 ($0.05 per share)
                                                         ----------- -----------  ----------- -----------  -----------   -----------

                Sub-Total                                796,874,417 $     7,969  $    40,000 $ 6,328,847   $(3,342,742) $ 3,034,074


           See Accompanying Notes to Consolidated Financial Statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                       (See Independent Auditor's Report)

                                                               Common Stock       Capital       Paid In   Accumulated
                                                          Shares        Amount   Subscribed     Capital     Deficit        TOTAL
                                                        -----------  ----------- -----------  -----------  -----------  -----------
                 Sub-Total                              796,874,417  $     7,969 $    40,000  $ 6,328,847  $(3,342,742) $ 3,034,074

Issuance of shares of common stock for acquisition          375,000            4          --       22,496           --       22,500
  services, July 26, 2000 ($0.06 per share)

Issuance of shares of common stock to an officer          2,000,000           20          --      119,980           --      120,000
  as compensation for services, August 15, 2000
  ($0.06 per share)

Issuance of shares of common stock for consulting           450,000            4          --       37,796           --       37,800
  services, August 26, 2000 ($0.084 per share)

Issuance of shares of common stock for legal services       500,000            5          --       19,995           --       20,000
  on October 6, 2000 ($0.04 per share)

Issuance of shares of common stock to an officer            500,000            5          --       19,995           --       20,000
  as compensation for services, November 17, 2000
  ($0.04 per share)

Issuance of shares of common stock to an officer            500,000            5          --        9,995           --       10,000
  as compensation for services, December 20, 2000
  ($0.02 per share)

Issuance of shares of common stock in exchange for        4,405,882           44     (40,000)      39,956           --           --
  capital subscribed in 1998, December 31, 2000
                                                        -----------  ----------- -----------  -----------  -----------  -----------

                Sub-Total                               805,605,299  $     8,056 $        --  $ 6,599,060  $(3,342,742) $ 3,264,374

           See Accompanying Notes to Consolidated Financial Statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                       (See Independent Auditor's Report)

                                                                  Common Stock      Capital      Paid In  Accumulated
                                                              Shares     Amount    Subscribed    Capital    Deficit       TOTAL
                                                           ----------- ----------- ----------- ----------- -----------  -----------
                 Sub-Total                                 805,605,299 $     8,056 $        -- $ 6,599,060 $(3,342,742) $ 3,264,374

Net loss, December 31, 2000                                         --          --          --          --  (3,016,149)  (3,016,149)
                                                           ----------- ----------- ----------- ----------- -----------  -----------

Balance, December 31, 2000                                 805,605,299       8,056          --   6,599,060  (6,358,891)     248,225

Issuance of shares of common stock for legal                 1,000,000          10          --      19,990          --       20,000
  services, January 3, 2001 ($0.02 per share)

Issuance of additional shares of common stock                4,204,634          42          --          --          --           42
  based on terms of "Connect.ad, Inc." acquisition
  agreement, January 15, 2001

Issuance of shares of common stock in exchange               1,666,667          17          --      49,983          --       50,000
  for capital subscribed, February 15, 2001

Capital subscribed, per agreements dated May 31, 2001               --          --      32,000          --          --       32,000

Issuance of shares of common stock for legal                 1,000,000          10          --      19,990          --       20,000
  services, June 18, 2001 ($0.02 per share)

Issuance of shares of common stock to an officer as          5,000,000          50          --      99,950          --      100,000
  compensation for services, July 3, 2001 ($0.02 per share)
                                                           ----------- ----------- ----------- ----------- -----------  -----------

               Sub-Total                                   818,476,600 $     8,185 $    32,000 $ 6,788,973 $(6,358,891) $   470,267


           See Accompanying Notes to Consolidated Financial Statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                       (See Independent Auditor's Report)


                                                                 Common Stock        Capital      Paid In   Accumulated
                                                              Shares       Amount   Subscribed    Capital     Deficit       TOTAL
                                                            ----------- ----------- ----------- ----------- -----------  -----------
                 Sub-Total                                  818,476,600 $     8,185 $    32,000 $ 6,788,973 $(6,358,891) $   470,267

Issuance of shares of common stock to an officer as             750,000           8          --      14,992          --       15,000
  reimbursement for expenses, July 3, 2001 ($0.02 per share)

Issuance of shares of common stock to an officer as             350,000           3          --       6,997          --        7,000
  compensation for services, July 3, 2001 ($0.02 per share)

Capital subscribed, per agreements dated                             --          --      68,000          --          --       68,000
  September 5, 2001

Issuance of shares of common stock for legal                  1,000,000          10          --      19,990          --       20,000
  services, November 6, 2001

Issuance of shares of common stock in exchange for            8,749,999          87    (100,000)     99,913          --           --
  capital subscribed in 2001, November 10, 2001

Net loss, December 31, 2001                                          --          --          --          --    (589,169)    (589,169

                                                            ----------- ----------- ----------- ----------- -----------  -----------

Balance, December 31, 2001                                  829,326,599 $     8,293 $        -- $ 6,930,864 $(6,948,061) $    (8,904
                                                            =========== =========== =========== =========== ===========  ===========


           See Accompanying Notes to Consolidated Financial Statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                       (See Independent Auditor's Report)


                                                                    2001           2000
                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (Loss)                                                    $  (589,169)   $(3,016,149)
  Adjustments to Reconcile Net Loss to Net
    Cash Provided by Operating Activities:
      Depreciation and Amortization                                  76,758         91,089
      Impairment of Long-Lived Asset                                     --        117,911
      Allowance for Doubtful Accounts                                (1,100)        16,126
   Change in Assets and Liabilities
       (Increase) decrease in Accounts Receivable                    16,478         85,310
       (Increase) decrease in Deposits                                3,688          3,085
       (Increase) decrease in Other Assets                          119,958        (93,674)
       Increase (decrease) in Accounts Payable                       (2,801)         6,836
       Increase (decrease) in Accrued Expenses                       31,690       (116,804)
       Increase (decrease) in Deferred Income                            --        (28,873)
       Increase (decrease) in Lease Payable - Current Portion        (1,700)           307
       Increase (decrease) in Shareholders' Loan                     16,089             --
                                                                -----------    -----------

                 NET CASH (USED) BY OPERATING
                         ACTIVITIES                                (330,109)    (2,934,836)
                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Property and Equipment                               (18,892)        (3,316)
                                                                -----------    -----------

                 NET CASH USED BY INVESTING
                         ACTIVITIES                                 (18,892)        (3,316)
                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (decrease) in Lease Payable                                  --         (1,014)
   Increase in Notes Payable                                             --        118,431
   Increase in Common Stock                                             237            594
   Increase (Decrease) in Capital Subscribed                             --        (40,000)
   Increase in Additional Paid-in Capital                           331,804      2,884,471
                                                                -----------    -----------

                 NET CASH PROVIDED BY FINANCING
                         ACTIVITIES                                 332,041      2,962,482
                                                                -----------    -----------

NET INCREASE (DECREASE) IN CASH                                     (16,960)        24,330

CASH, BEGINNING OF YEAR                                              40,702         16,372
                                                                -----------    -----------

CASH, END OF YEAR                                               $    23,742    $    40,702
                                                                ===========    ===========



           See Accompanying Notes to Consolidated Financial Statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
                       (See Independent Auditor's Report)


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

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
                       (See Independent Auditor's Report)


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

         Advertising:
             Advertising costs, which are included in selling, general and administrative expenses, are expensed as costs are incurred. Advertising expense was $6,152 and $5,972 for the years ended December 31, 2001 and 2000, respectively.

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

             Management has determined that the goodwill, copyrights and trademarks reflected on the Company's balance sheet at December 31, 2001 represent viable assets that, in the foreseeable future, will generate sufficient cash flows to recover their carrying amounts.

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

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
                       (See Independent Auditor's Report)


1.       NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------------------
         (CONTINUED):
         ------------

         Amortization:
             Amortization of trademarks, copyrights and goodwill is determined utilizing the straight- line method based generally on the estimated useful lives of the intangibles, as follows:

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

             Deferred income at December 31, 2001 and 2000 was $4,515.

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

         In June 1988, the Company completed a sale of 150,000 units to the public at a price of $10 per

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
                       (See Independent Auditor's Report)


2.       CAPITAL STOCK TRANSACTIONS (CONTINUED):
         ---------------------------------------

         unit. The Company received proceeds in the amount of $1,213,841, net of commissions and expenses to the underwriter, legal, accounting and other expenses related to the public offering in the amount of $286,159. Each unit consisted of 1,000 shares of common stock, $0.00001 par value, and 500 redeemable common stock warrants designated redeemable Warrant "A". Each redeemable Warrant "A" would, upon exercise, entitle the holder to purchase one share of common stock for $0.20 per share and to receive one redeemable Class "B" Common stock purchase warrant. Each redeemable Class "B" Common Stock purchase warrant would, upon exercise, entitle the holder to purchase one share of common stock for $0.50 per share. The exercise periods of both Class "A" and Class "B" warrants were extended by the Board of Directors through January 9, 2001, after giving effect to the ten-for-one reverse split on February 9, 1998. At June 30, 2000, 14,727,280 shares of common stock, reserved in connection with such warrants, remain outstanding. There was no market activity for these warrants through December 31, 2001.

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

         In May 2001, the Company received a total of $32,000 in deposits on two subscription agreements for the purchase of a total of 3,083,333 shares of common stock. At December 31, 2001, the Company had received payment in full and had issued the shares related to this subscription.

         In September 2001, the Company received a total of $68,000 in deposits on two subscription agreements for the purchase of a total of 3,583,333 shares of common stock. At December 31, 2001, the Company had received payment in full and had issued the shares related to this subscription.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
                       (See Independent Auditor's Report)

4.       LEASES:
         ------
         The Company rents office space in Palm Beach and Boca Raton, Florida. The total monthly rent is currently $3,514. The Company also rented office furniture and equipment on a month- to-month basis for $1,000 from the president, an arrangement that was discontinued in March 2001 when furniture and equipment was purchased.

5.       INCOME TAXES:
         -------------

         The Company and its subsidiaries file consolidated income tax returns. No provision has been made in the accompanying financial statements for income taxes payable because of the Company's operating loss from operations. At December 31, 2001, the Company had $6,616,746 of operating loss carry-forwards for financial reporting and income tax purposes available to offset future income taxes, expiring through the year 2021. Net operating losses of $576,793 for the year ended December 31, 2001 will expire in 2021. The net operating loss carryforwards will begin to expire in 2003. Additionally, the Company has approximately $44,000 of research and development credits available to offset future income taxes through the year 2005. There can, however, be no assurance that the Company will have future operating profits.

6.       NOTES PAYABLE:
         --------------

         At December 31, 2001, short-term debt consisted of the following:

             12% note payable to an officer,                       $  231,513
             unsecured, due on demand.  Upon
             any default, the note becomes due
             immediately at an interest rate of
             18% per annum.

             Note payable to a shareholder,                           134,086
             unsecured, due on demand, no
             interest rate specified.

             Note payable to CGI Marketing,                            35,142
             unsecured, due on demand, with
             an interest rate of 5.5%

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
                       (See Independent Auditor's Report)


6.       NOTES PAYABLE (CONTINUED):
         -------------------------

               Note payable to an officer, unsecured,                   1,350
               due on demand, no interest rate                       --------
               specified.

               Total short-term debt                                 $402,091
                                                                     ========


7.       STOCK AWARDS
         ------------

         In April 1998, the Company adopted a stock option plan (the "Incentive Stock Plan") that was intended to provide incentives to, and awards for, certain eligible employees, officers, directors and consultants. The Company reserved 30,000,000 shares of common stock under this Plan, consisting of a maximum of 15,000,000 restricted stock grants and 15,000,000 stock awards.

         In December 1999, the Company adopted a stock option plan called the Safe Technologies International, Inc. - Year 2000 Stock Award Plan (the "Year 2000 Stock Award Plan"). Pursuant to this plan, the Company registered 30,000,000 shares of its common stock, to be awarded to eligible persons thereunder.

         Under both plans, the Company awarded 3,000,000 shares of common stock in 2001, 14,450,000 shares in 2000, 18,770,764 in 1999 and 7,325,000 in
         1998 to its officers, directors and consultants.


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

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
                       (See Independent Auditor's Report)


9.       GOING CONCERN:
         --------------

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $589,169 during the year ended December 31, 2001 and, as of that date, intangible assets represent 73% of total assets. The Company's sales volume decreased substantially from the year ended December 31, 2000 to 2001. Those factors, as well as the Company's reliance on the Internet industry, create an uncertainty about the Company's ability to continue as a going concern. Management has developed a plan to acquire businesses outside of the Internet industry, and is actively searching for acquisition targets in order to reduce the Company's reliance on any one business or industry (see Note
         12). The ability of the Company to continue as a going concern is dependent on the success of this plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

10.      RELATED PARTY TRANSACTIONS
         --------------------------
         In 2001, the Company purchased services from and made reimbursements to a related party company owned by an officer and major shareholder. The services purchased were primarily secretarial, and reimbursements included telephone expenses, courier charges and postage. Total payments made to this company during the years ended December 31, 2001 and 2000 were $15,804 and $0, respectively. Total amounts owed to this company as of December 31, 2001 and 2000 were $6,905 and $0, respectively.

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

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
                       (See Independent Auditor's Report)


12.      SUBSEQUENT EVENTS
         -----------------

         On April 24, 2001, the Company entered into a letter of intent with a private investment banker representing Pro:Con A/S, a European corporation desiring to merge with Internet Commerce, Inc., one of the Company's subsidiaries. On October 22, 2001, the Company exchanged agreement drafts with Pro:Con on the preliminary terms of the merger.