Form 10QSB
period 2002-03-31
SAFE TECHNOLOGIES INTERNATIONAL INC
filed 2002-05-15
CIK 829117

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2002

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from _________________ to _________________

                        Commission file number 000-17746
                                               ---------

                      Safe Technologies International, Inc.
       -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Delaware                                   22-2824492
  ------------------------------              -------------------------------
 (State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)


                  2875 S. Ocean Boulevard, Palm Beach, FL 33480
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                (561) 832 - 2700
                                ----------------
                           (Issuer's telephone number)


         -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:   833,026,599

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.


                                TABLE OF CONTENTS
                                                                            Page

Accountants' Review Report                                                  1

Consolidated Financial Statements:

         Balance Sheet                                                    2 - 3

         Statements of Operations                                           4

         Statement of Changes in Stockholders' Equity                     5 - 7

         Statements of Cash Flows                                           8

Notes to Consolidated Financial Statements                                9 - 15

ACCOUNTANTS' REVIEW REPORT
--------------------------


To the Board of Directors and Shareholders
Safe Technologies International, Inc.
  And Subsidiaries
Palm Beach, Florida

We have reviewed the accompanying consolidated balance sheet of Safe Technologies International, Inc., a Delaware corporation, and subsidiaries, as of March 31, 2002 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the quarter then ended and the quarter ended March 31, 2001. All information included in these financial statements is the responsibility of the Company's management.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company incurred significant losses during the quarter ended March 31, 2002 and is primarily reliant on the Internet industry for its operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


May 1, 2002

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2002


ASSETS

CURRENT ASSETS
--------------
  Cash                                                                  $ 40,402
  Accounts Receivable (net of allowance for doubtful accounts
       of $19,281)                                                        10,518
  Prepaid Expenses                                                         6,417
                                                                        --------

         TOTAL CURRENT ASSETS                                             57,337

PROPERTY & EQUIPMENT
--------------------
  Fixed assets (net of accumulated depreciation)                          94,868

OTHER ASSETS
------------
  Deposits                                                                 8,801
  Investment in Pro Con Systems, Inc.                                      3,750
  Goodwill, copyrights and trademarks (net of accumulated
     amortization)                                                       386,004
                                                                        --------

         TOTAL OTHER ASSETS                                              398,555
                                                                        --------

TOTAL ASSETS                                                            $550,760
                                                                        ========

              See Accountants' Review Report and Accompanying Notes

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
-------------------
  Accounts Payable                                                  $    45,146
  Accrued Expenses                                                       76,447
  Notes Payable                                                         402,091
  Deferred Income                                                         4,515
                                                                    -----------

                      TOTAL LIABILITIES                                 528,199
                                                                    -----------

SHAREHOLDERS' EQUITY
--------------------
  Common Stock:  par value $0.00001, 999,999,000 shares authorized,       8,330
      833,026,599 shares issued and outstanding
  Subscribed Capital                                                     50,000
  Additional Paid-in Capital                                          6,956,727
  Accumulated Deficit                                                (6,992,496)
                                                                    -----------

                    TOTAL SHAREHOLDERS' EQUITY                           22,561
                                                                    -----------

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $   550,760
                                                                    ===========

              See Accountants' Review Report and Accompanying Notes

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE QUARTERS ENDED MARCH 31, 2002 AND 2001



                                                        FOR THE QUARTERS ENDED
                                                        MARCH 31,      MARCH 31,
                                                          2002           2001
                                                        ---------     ---------

REVENUE
  Sales, Net of Customer Returns                        $  49,563    $   74,180

EXPENSES
  Cost of Goods Sold                                        5,693        17,455
                                                        ---------     ---------

               GROSS PROFIT                                43,870        56,725
                                                        ---------     ---------

  Selling, General and Administrative Expenses:
     Advertising and Promotion                              2,150         1,886
     Consulting Fees                                        8,983        84,093
     Depreciation and Amortization                         19,237        18,804
     Salaries and Benefits                                  7,434        57,177
     Legal and Professional Services                       20,178        69,186
     Proxy and Broker Services                                830           907
     General and Administrative                            25,814        33,777
                                                        ---------     ---------

     TOTAL SELLING, GENERAL & ADMINISTRATIVE
            EXPENSES                                       84,626       265,830
                                                        ---------     ---------

OTHER INCOME & (EXPENSES)
   Interest Expense                                        (7,429)       (8,590)
   Gain on sale of subsidiary                               3,750            --
                                                        ---------     ---------

      TOTAL OTHER INCOME/(EXPENSES)                        (3,679)       (8,590)
                                                        ---------     ---------

NET  (LOSS)                                             $ (44,435)   $ (217,695)
                                                        =========     =========

NET  (LOSS) PER SHARE                                  $(0.000053)   $(0.000268)
                                                        =========     =========

              See Accountants' Review Report and Accompanying Notes

                                               SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                                         AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                          FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                             AND FOR THE QUARTER ENDED MARCH 31, 2002

                                                       Common Stock           Capital       Paid In     Accumulated
                                                   Shares         Amount     Subscribed     Capital       Deficit          TOTAL
                                               -------------------------------------------------------------------------------------

Balance, December 31, 2000                      805,605,299   $     8,056   $        --   $ 6,599,060   $(6,358,891)   $   248,225

Issuance of shares of common stock for legal      1,000,000            10            --        19,990            --         20,000
   services,January 3, 2001 ($0.02 per share)

Issuance of additional shares of common stock     4,204,634            42            --            --            --             42
   based on terms of "Connect.ad, Inc."
   acquisition agreement, January 15, 2001

Issuance of shares of common stock in             1,666,667            17            --        49,983            --         50,000
   exchange for capital subscribed,
   February 15, 2001

Capital subscribed, per agreements dated                 --            --        32,000            --            --         32,000
 May 31, 2001

Issuance of shares of common stock for            1,000,000            10            --        19,990            --         20,000
   legal services, June 18, 2001
   ($0.02 per share)

Issuance of shares of common stock to             5,000,000            50            --        99,950            --        100,000
   an officer as  compensation for services,
   July 3, 2001 ($0.02 per share)

Issuance of shares of common stock to
   an officer as reimbursement for expenses,
   July 3, 2001 ($0.02 per share)                   750,000             8            --        14,992            --         15,000
                                               -------------------------------------------------------------------------------------

                Sub-total                       819,226,600   $     8,193   $    32,000   $ 6,803,965   $(6,358,891)   $   485,267



                                       See Accountants' Review Report and Accompanying Notes

                                               SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                                         AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                          FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                             AND FOR THE QUARTER ENDED MARCH 31, 2002

                                                      Common Stock           Capital         Paid In      Accumulated
                                                   Shares       Amount      Subscribed       Capital        Deficit       TOTAL
                                               ------------------------------------------------------------------------------------
                 Sub-Total                      819,226,600   $     8,193   $    32,000    $ 6,803,965   $(6,358,891)   $   485,267

Issuance of shares of common stock to an            350,000             3            --          6,997            --          7,000
    officer as compensation for services,
    July 3, 2001 ($0.02 per share)

Capital subscribed, per agreements dated                 --            --        68,000             --            --         68,000
   September 5, 2001

Issuance of shares of common stock for legal      1,000,000            10            --         19,990            --         20,000
  services, November 6, 2001 ($0.02 per share)

Issuance of shares of common stock in exchange    8,749,999            87      (100,000)        99,913            --             --
   for capital subscribed in 2001, November
   10, 2001

Net loss, December 31, 2001                              --            --            --             --      (589,169)      (589,169)
                                               ------------------------------------------------------------------------------------

Balance, December 31, 2001                      829,326,599         8,293            --      6,930,865    (6,948,061)        (8,904)

Issuance of shares of common stock to an            200,000             2            --          1,398            --          1,400
   officer as compensation for services,
   January 3, 2002 ($0.007 per share)

Issuance of shares of common stock to an          2,000,000            20            --         13,980            --         14,000
   officer as compensation for services,
   January 8, 2002 ($0.007 per share)
                                               ------------------------------------------------------------------------------------

                Sub-Total                       831,526,599   $     8,315   $        --    $ 6,946,243   $(6,948,061)   $     6,496

                                       See Accountants' Review Report and Accompanying Notes


                                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                          FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                             AND FOR THE QUARTER ENDED MARCH 31, 2002

                                                 Common Stock            Capital      Paid In      Accumulated
                                             Shares        Amount      Subscribed     Capital        Deficit         TOTAL
                                          ------------------------------------------------------------------------------------
                 Sub-Total                831,526,599   $     8,315   $        --   $ 6,946,243   $(6,948,061)   $     6,496

Capital subscribed, per agreement dated            --            --        50,000            --            --         50,000
January 1, 2002

Issuance of shares of common stock for      1,000,000            10            --         6,990            --          7,000
   reduction of balance owed for legal
   services, February 2, 2002,
   ($0.007 per share)

Issuance of shares of common stock for        500,000             5            --         3,495            --          3,500
   legal services, February 2, 2002
   ($0.007 per share) ($0.06 per share)

Net loss, March 31, 2002                           --            --            --            --       (44,435)       (44,435)





                                          ------------------------------------------------------------------------------------

Balance, March 31, 2002                   833,026,599   $     8,330   $    50,000   $ 6,956,727   $(6,992,496)   $    22,561
                                          ====================================================================================



                                       See Accountants' Review Report and Accompanying Notes

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE QUARTERS ENDED MARCH 31, 2002 AND 2001


                                                         FOR THE QUARTERS ENDED
                                                          MARCH 31,    MARCH 31,
                                                            2002         2001
                                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net (Loss)                                             $ (44,435)   $(217,695)
  Adjustments to Reconcile Net Loss to Net
    Cash Provided by Operating Activities:
      Depreciation and Amortization                         19,237       18,804
      Allowance for Doubtful Accounts                         (281)          --
   Change in Assets and Liabilities
       (Increase) decrease in Accounts Receivable             (719)      (2,250)
       (Increase) decrease in Deposits                         400        1,393
       (Increase) decrease in Prepaid Expenses              (6,417)          --
       Increase (decrease) in Accounts Payable             (24,102)      10,781
       Increase (decrease) in Accrued Expenses               2,713        7,110
       Increase (decrease) in Shareholders' Loan                --       16,500
                                                         ---------    ---------
                 NET CASH (USED) BY OPERATING
                         ACTIVITIES                        (53,604)    (165,357)
                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Property and Equipment                       (1,886)     (17,980)
   Investment in Pro Con Systems, Inc.                      (3,750)          --
                                                         ---------    ---------
                 NET CASH (USED BY) INVESTING
                         ACTIVITIES                         (5,636)     (17,980)
                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in Common Stock                                     37           70
   Increase (Decrease) in Capital Subscribed                50,000           --
   Increase in Additional Paid-in Capital                   25,863      154,024
                                                         ---------    ---------
                 NET CASH PROVIDED BY FINANCING
                         ACTIVITIES                         75,900      154,094
                                                         ---------    ---------
NET INCREASE (DECREASE) IN CASH                             16,660      (29,243)

CASH, BEGINNING OF YEAR                                     23,742       40,702
                                                         ---------    ---------
CASH, END OF YEAR                                        $  40,402    $  11,459
                                                         =========    =========


              See Accountants' Review Report and Accompanying Notes

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE QUARTERS ENDED MARCH 31, 2002 AND 2001
                        (See Accountants' Review Report)


1.       NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:
         -------------------------------------------------------

         Nature of Business:
                  Safe Technologies International, Inc. ("Safe Tech") and its subsidiaries is a multi-faceted company primarily specializing in Internet services and products.

         Organization:
                  The Company was incorporated under the laws of the state of Delaware on May 21, 1987 as Safe Aid Products, Inc. On February 9, 1998, the Company changed its name to Safe Technologies International, Inc.

         Basis of Consolidation:
                  The consolidated financial statements include the accounts of Safe Technologies International, Inc. and its subsidiaries Total Micro Computers, Inc. (inactive), Connect.ad, Inc. (inactive), Connect.ad Services, Inc., Connect.ad of South Florida, Inc. and Internet Associates International, Inc. All material intercompany transactions and balances have been eliminated in the consolidated financial statements.

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

         Revenue Recognition:
                  Revenues of Safe Technologies International, Inc. and its' subsidiaries are recognized at the time the services are rendered to customers. Services are rendered when the Company's representatives receive the customers' requests and complete the customers' orders.

         Financial Instruments:
                  Cash and cash equivalents, accounts receivable and accounts payable are short-term in nature and the net values at which they are recorded are considered to be reasonable estimates of their fair values. The carrying values of notes payable are deemed to be reasonable estimates of their fair values.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE QUARTERS ENDED MARCH 31, 2002 AND 2001
                        (See Accountants' Review Report)


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

         Advertising:
                  Advertising costs, which are included in selling, general and administrative expenses, are expensed as costs are incurred. Advertising expense was $2,150 and $1,886 for the quarters ended March 31, 2002 and 2001, respectively.

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

         Amortization:
                  Amortization of trademarks, copyrights and goodwill is determined utilizing the straight-line method based generally on the estimated useful lives of the intangibles, as follows:

                  Trademarks and copyrights        15 years
                  Goodwill                         15 years

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE QUARTERS ENDED MARCH 31, 2002 AND 2001
                        (See Accountants' Review Report)


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

                  Deferred income at March 31, 2002 and 2001 was $4,515, respectively.

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

         Investment in Pro Con Systems, Inc.:
                  The Company owns 8,000,000 shares (8%) of the common stock of Pro Con Systems, Inc. (f/k/a Internet Commerce, Inc.), pursuant to its merger with ProCon Systems ApS, Inc., a Danish corporation (see Note 10). Pro Con Systems, Inc. is a leading supplier of travel industry management software. The recoverability of the Company's investment in Pro Con Systems, Inc. is dependent upon the future profitability of that company or the underlying value of its assets. No provision for the recoverability of the investment has been made in the accompanying consolidated financial statements.

2.       CAPITAL STOCK TRANSACTIONS:
         ---------------------------
         The Articles of Incorporation provide for the authorization of 950,000,000 shares of common stock at $0.00001 par value. On January 30, 1999, the stockholders approved increasing the authorized number of shares to 999,999,000.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE QUARTERS ENDED MARCH 31, 2002 AND 2001
                        (See Accountants' Review Report)


3.       SUBSCRIPTIONS
         -------------

         In January 2002, the Company received $50,000 in deposit on a subscription agreement for the purchase of 5,000,000 shares of common stock. At March 31, 2002, the Company had received payment in full but had not issued the shares related to this subscription.

4.       LEASES:
         -------

         The Company rents office space in Palm Beach and Boca Raton, Florida. The total monthly rent is currently $3,514. The Company also rented office furniture and equipment on a month-to-month basis for $1,000 from the president, an arrangement that was discontinued in March 2001 when furniture and equipment was purchased.

5.       INCOME TAXES:
         -------------

         The Company and its subsidiaries file consolidated income tax returns. No provision has been made in the accompanying financial statements for income taxes payable because of the Company's operating loss from operations. At December 31, 2001, the Company had $6,616,746 of operating loss carry-forwards for financial reporting and income tax purposes available to offset future income taxes expiring through the year 2021. Net operating losses of $576,793 for the year ended December 31, 2001 will expire in 2021. The net operating loss carryforwards will begin to expire in 2003. Additionally, the Company has approximately $44,000 of research and development credits available to offset future income taxes through the year 2005. There can, however, be no assurance that the Company will have future operating profits.

6.       NOTES PAYABLE:
         --------------

         At March 31, 2002, short-term debt consisted of the following:


         12% note payable to an officer,                       $231,513
         unsecured, due on demand.  Upon
         any default, the note becomes due
         immediately at an interest rate of
         18% per annum

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE QUARTERS ENDED MARCH 31, 2002 AND 2001
                        (See Accountants' Review Report)



6.       NOTES PAYABLE (CONTINUED):
         --------------------------

             Note payable to a shareholder,                    134,086
                unsecured, due on demand, no
                interest rate specified.

             Note payable to CGI Marketing,                     35,142
             unsecured, due on demand, with
                an interest rate of 5.5%

             Note payable to an officer, unsecured,              1,350
                                                                 -----
                due on demand, no interest rate
                specified.

                        Total short-term debt                 $402,091
                                                              ========

7.       STOCK AWARDS:
         -------------

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

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE QUARTERS ENDED MARCH 31, 2002 AND 2001
                        (See Accountants' Review Report)


8.       GOING CONCERN
         -------------

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $44,435 during the quarter ended March 31, 2002 and, as of that date, intangible assets represent 73% of total assets. The Company's sales volume decreased substantially from the quarter ended March 31, 2001 to 2002. Those factors, as well as the Company's reliance on the Internet industry, create an uncertainty about the Company's ability to continue as a going concern. Management has developed a plan to acquire businesses outside of the Internet industry, and is actively searching for acquisition targets (see Notes 10 and 12) in order to reduce the Company's reliance on any one business or industry. The ability of the Company to continue as a going concern is dependent on the success of this plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

9.       PENDING LITIGATION
         ------------------

         An individual, who was a shareholder of INI (prior to its merger with Safe Tech), filed a lawsuit in June 2000 against Safe Tech, its chairman and chief executive officer. He is claiming that he is entitled to more shares in the Company than he received pursuant to the merger of INI with Safe Tech. Management denies the claims asserted by the shareholder and is defending the lawsuit vigorously

10.      INVESTMENT IN PRO CON SYSTEMS, INC.
         -----------------------------------

         On March 27, 2002, the Company completed a merger agreement between one of its wholly-owned subsidiaries (Internet Commerce, Inc.) and ProCon Systems ApS, Inc., a Danish corporation that is a leading supplier of travel industry management software. Pursuant to the merger agreement, Internet Commerce, Inc. (the surviving corporation) changed its name to Pro Con Systems, Inc., effected a 1:80,000 split of its common stock and issued 92,000,000 new shares to the former shareholders of ProCon Systems ApS, Inc. which represented a 92% ownership interest in the merged company. As a result, the Company's balance sheet reflects an 8% minority interest in the surviving corporation.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE QUARTERS ENDED MARCH 31, 2002 AND 2001
                        (See Accountants' Review Report)


11.      RELATED PARTY TRANSACTIONS
         --------------------------

         During the quarter ended March 31, 2002, the Company purchased services from and made reimbursements to a related party company owned by an officer and major shareholder. The services purchased were primarily secretarial, and reimbursements included telephone expenses, courier charges and postage. Total payments made to this company during the quarters ended March 31, 2002 and 2001 were $9,306 and $0, respectively. Total amounts owed to this company as of March 31, 2002 and 2001 were $3,454 and $0, respectively.


12.      SUBSEQUENT EVENTS
         -----------------

         On April 18, 2002, the Company finalized the terms of a merger agreement between one of its subsidiaries (Connect.ad of South Florida, Inc.) and All American Acquisition Associates, Inc. ("AAAA"). Under the terms of the agreement, the merged entity will retain the name "Connect Ad of South Florida, Inc."

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         Safe Technologies International Inc., a Delaware corporation (the Company), is continuing its efforts to build a multi-faceted company serving the developing e-commerce industry. As of March 31, 2002, the Company has two active subsidiaries: Internet Associates International, Inc., a Nevada corporation
(IAI) and Connect.ad, Inc., a Florida corporation (Connect.ad). Unless the context otherwise requires, the term "Company" refers to the Company, IAI, and Connect.ad.

         The Internet underwent substantial evolution from 2000 through 2002, and the Company reassessed its outlook on the new paradigm for the e-commerce industry. Many companies built around the internet and e-commerce experienced, and continue to experience, severe setbacks. While the Company experienced frustration in its efforts to acquire additional operating businesses, the Company stayed with its plan of controlled, fiscally-responsible growth, and so avoided the drastic economic fluctuations experienced by other internet-based companies. The Company has confidence that our existing internet and e-commerce subsidiaries will provide important niche services for small to medium-sized businesses and that our subsidiaries' management is entrepreneurial and flexible enough to accommodate what is sure to be additional market shifts in this burgeoning industry.

         First Quarter operations reflect the critical paths and philosophies that the Company's Management has adopted and followed in order to structure operations to accommodate growth. We achieved a number of fundamental objectives that should posture the Company for future growth, and are planning the next phase of our evolution.

         During the First Quarter we also made decisions that allow all key Management personnel to devote more time to seeking and evaluating potential acquisitions within the qualification parameters previously established by Management. In seeking new acquisitions, less time has been devoted to the evaluation of Internet companies because of the operating hazards many Internet companies operations have faced. While continuing to be involved in the migration of commerce to the Internet arena, through the Company's wholly-owned subsidiaries, the Company's focus and emphasis will be to acquire "brick and mortar" operations with good revenue histories, within an industry of above-average growth potential. Management's goal is to make three to four acquisitions in the next year that will increase earnings.

         Another key element in Management's directional planning was the decision to seek an appropriate merger partner for our currently inactive subsidiaries. Management has long believed that for the right company, in a compatible business, such a merger would be of great benefit to the Company and its Shareholders. On March 27, 2002, the Company closed a merger of ProCon Systems, Inc. (ProCon) into our previously inactive subsidiary, Internet Commerce, Inc., which formally changed its name to ProCon Systems, Inc. As a result, the Company owns 8% of ProCon.

         ProCon is a supplier of travel industry management software and, among other things, has developed a new and upgraded product suite built on Microsoft.net technology. Its management team has over 20 years of experience in the industry, and is rapidly building its distribution network. To date, ProCon has acquired a subsidiary in Singapore and finalized negotiations concerning distribution agreements covering Southeast Asia, including China. Also, ProCon is in the final stages of establishing distribution agreements covering the Pacific Region, has begun negotiations concerning the takeover of two entites in Europe, is in the process of establishing a subsidiary in Denmark, and is pursuing the establishment of a presence in the United States. ProCon intends to establish a public market for its stock in the United States. In connection with establishing such a market, the Company intends to distribute a portion of its ProCon ownership to the Company's shareholders. Further details will be announced when there are more concrete details.

         On March 25, 2002, the Company entered into a Merger Agreement to merge All American Acquisition Associates, Inc. (AAAA), a privately held company, into Connect.ad of South Florida, Inc., another currently inactive subsidiary of the Company. Pursuant to the merger, the Company will own 8% of the merged entity. As with ProCon, the merged entity intends to establish a public market for its stock and, in connection with establishing such a market, the Company intends to distribute a portion of its AAAA ownership to the Company's shareholders. Further details will be announced when there are more concrete details.

         On March 5, 2002, Randi Swatt, President of IAI, and one of the former founders of IAI, notified the Company that she was resigning her position as President. Mrs. Melanie Fitzpatrik has assumed the position of President of IAI.

         Comparison of the quarter ended March 31, 2002 ("Quarter 2002") and March 31, 2001 ("Quarter 2001").

         Revenues were $49,563 for Quarter 2002 and were $74,180 for Quarter 2001, representing a decrease of 67%. Most of the Quarter 2002 revenues were derived from IAI. The balance of the Quarter 2002 revenues was from Connect.ad of South Fla., Inc.

         Cost of Sales were $5,693 in Quarter 2002 compared to $17,455 in Quarter 2001. The decrease in Cost of Sales is a result of reduced sales. Cost of Sales in Quarter 2002 were $0 for ICI, $5,693 for IAI and $0 for Connect.ad of South Fla., Inc.

         Selling, general, and administrative expenses were $87,089 for Quarter 2002 compared to $265,830 for Quarter 2001. The decrease in selling, general, and administrative expenses is a result of lower sales as well as significant cost savings from a strategic refocus of organizational resources.

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

         WE DEPEND UPON THE EFFORTS OF A FEW INDIVIDUALS AND EMPLOYEES, AND OUR ABILITY TO ATTRACT, RETAIN AND MOTIVATE HIGHLY SKILLED EMPLOYEES. We depend substantially on the services and performance of our senior management, particularly Barbara L. Tolley, our Chairman; Michael Posner, our President; Michael Bhethana, our Chief Information Officer; and Brad L. Tolley, our Secretary and Treasurer. These individuals may not be able to fulfill their responsibilities adequately and may not remain with us. The loss of the services of any executive officers or other key employees could hurt our business.

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

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         In June, 2000, a former shareholder of Intelligence Network International, Inc. (INI) prior to its merger into the Company, brought a lawsuit in Palm Beach County, Florida, against the Company and Barbara L. Tolley, Chairman of the Company, and formerly the President of INI, claiming that he is entitled to more shares in the Company than he received pursuant to the merger of INI into the Company. The Company and Ms. Tolley deny the facts as asserted by the shareholder and are vigorously defending the lawsuit. There have been no material developments in the First Quarter.

ITEM 2.  CHANGES IN SECURITIES.

         The Company's Class A and Class B Warrants were extended by the Board of Directors through January 8, 2003. Upon exercise, each Class A Warrant entitles the holder to purchase one share of common stock for $.20 per share and to receive one redeemable Class B Warrant. Upon exercise, each Class B Warrant entitles the holder to purchase one share of common stock for $.50 per share.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         There have been no changes in the securities of the Company during the applicable period.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters during the period have been submitted to a vote by security holders.

ITEM 5.  OTHER INFORMATION.

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

         2.1 Merger Agreement by and between ProCon Systems ApS and Internet Commerce, Inc., including related Addenda, Exhibits and Schedules

         2.2 Merger Agreement by and between All American Acquisition Associates, Inc. and Connect.ad of South Florida, Inc., including related Addenda, Exhibits and Schedules

         3.1 Certificate of Incorporation and Amendment to the Company's Certificate of Incorporation (filed as an Exhibit to the Company's Registration Statement on Form S-18 filed February 18, 1988, and incorporated herein by this reference).

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

         21.1 Subsidiaries of the Company [amended] (filed originally as Exhibit
21.1 to the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1999, and incorporated herein by this reference, and amended herein by this exhibit).

         (b)      Reports on Form 8-K.

                  The Company filed no reports on Form 8-K during the quarter ended March 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          Safe Technologies International, Inc.
                                          (Registrant)



Date:   May  15, 2002                      By: /s/ Michael Posner
        ------------------                    ------------------
                                                 (Signature)