Form 10QSB
period 2002-06-30
SAFE TECHNOLOGIES INTERNATIONAL INC
filed 2002-08-14
CIK 829117

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                                 -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
      For the transition period from _________________ to _________________

           Commission file number       000-17746
                                        ---------

                      Safe Technologies International, Inc.

      -----------------------------------------------------------------------
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

                                 (561) 832-2700

           ----------------------------------------------------------
                           (Issuer's telephone number)

           ----------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: --------------

                                   854,026,599

                                   -----------

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Accountant's Review Report                                            1

Consolidated Financial Statements:
         Balance Sheet                                               2-3
         Statements of Operations                                     4
         Statement of Changes in Stockholders' Equity                5-7
         Statements of Cash Flows                                     8

Notes to Consolidated Financial Statements                           9-15

Accountants' Review Report

--------------------------

To the Board of Directors and Shareholders
Safe Technologies International, Inc.
    And Subsidiaries
Palm Beach, Florida

We have reviewed the accompanying consolidated balance sheet of Safe Technologies International, Inc., a Delaware corporation, and subsidiaries, as of June 30, 2002 and the related consolidated statements of operations for the quarters and six-month periods ended June 30, 2002 and 2001. We have also reviewed the related statements of cash flows for the six-month periods ended June 30, 2002 and 2001, as well as the related statements of changes in stockholders' equity for the years ended December 31, 2001 and 2000, and for the six-month period ended June 30, 2002. All information included in these financial statements is the responsibility of the Company's management.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company incurred significant losses during the quarter ended June 30, 2002 and is primarily reliant on the Internet industry for its operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

July 31, 2002

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2002

ASSETS

CURRENT ASSETS
--------------
  Cash                                                           $ 26,770
  Accounts Receivable (net of allowance for doubtful accounts
       of $19,000)                                                 22,650
  Prepaid Expenses                                                  1,750
                                                                 --------

         TOTAL CURRENT ASSETS                                      51,170

PROPERTY & EQUIPMENT
--------------------
  Fixed assets (net of accumulated depreciation)                   84,437

OTHER ASSETS
------------
  Deposits                                                          7,378
  Investment in Internet Commerce, Inc.                            13,394
  Investment in All American Acquisitions Association, Inc.           192
  Goodwill, copyrights and trademarks (net of accumulated
     amortization)                                                302,893
                                                                 --------

         TOTAL OTHER ASSETS                                       323,857
                                                                 --------

TOTAL ASSETS                                                     $459,464
                                                                 ========

              See Accountants' Review Report and Accompanying Notes

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
-------------------
  Accounts Payable                                                 $    63,972
  Accrued Expenses                                                      82,985
  Notes Payable                                                        400,742
  Deferred Income                                                        4,515
                                                                   -----------

        TOTAL CURRENT LIABILITIES                                      552,214

SHAREHOLDERS' EQUITY
--------------------
  Common Stock, par value $0.00001, 999,999,000 shares authorized,
     859,026,599 shares issued and outstanding                           8,590
  Additional Paid-in Capital                                         7,109,367
  Accumulated Deficit                                               (7,210,707)
                                                                   -----------

                    TOTAL SHAREHOLDERS' EQUITY                         (92,750)
                                                                   -----------

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $   459,464
                                                                   ===========

              See Accountants' Review Report and Accompanying Notes

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE QUARTERS ENDED JUNE 30, 2002 AND 2001, AND
                   YEAR-TO-DATE THROUGH JUNE 30, 2002 AND 2001


                                                    FOR THE QUARTERS ENDED     YEAR-TO-DATE THROUGH
                                                    JUNE 30       JUNE 30,      JUNE 30,     JUNE 30,
                                                      2002          2001          2002         2001
                                                   ---------     ---------     ---------     ---------
REVENUE

  Sales, Net of Customer Returns                  $   43,799    $   65,136    $   93,362    $  139,316

EXPENSES

  Cost of Goods Sold                                  (3,217)       10,477         2,476        27,932
                                                  -----------   -----------   -----------   -----------

               GROSS PROFIT                           47,016        54,659        90,886       111,384
                                                  -----------   -----------   -----------   -----------

  Selling, General and Administrative Expenses:
     Advertising and Promotion                         3,748         1,251         5,898         3,137
     Consulting Fees                                 107,567            --       116,550        84,093
     Depreciation and Amortization                    16,467        19,237        35,724        38,041
     Salaries and Benefits                                --       128,450         7,434       185,627
     Legal and Professional Services                  11,782        56,537        31,960       125,723
     Proxy and Broker Services                           750           808         1,580         1,715
     General and Administrative                       65,293        29,259        91,107        63,036
                                                  -----------   -----------   -----------   -----------

    TOTAL SELLING, GENERAL & ADMINISTRATIVE
           EXPENSES                                  205,607       235,542       290,233       501,372
                                                  -----------   -----------   -----------   -----------

OTHER INCOME & (EXPENSES)
   Interest Expense                                   (7,428)       (7,382)      (14,857)      (15,972)
  (Loss) on Sale of Subsidiary                       (52,192)           --       (48,442)           --
                                                  -----------   -----------   -----------   -----------

    TOTAL OTHER INCOME/(EXPENSES)                    (59,620)       (7,382)      (63,299)      (15,972)
                                                  -----------   -----------   -----------   -----------

NET (LOSS)                                        $ (218,211)   $ (188,265)   $ (262,646)   $ (405,960)
                                                  ===========   ===========   ===========   ===========

NET (LOSS) PER SHARE                              $(0.000258)   $(0.000232)   $(0.000313)   $(0.000500)
                                                  ===========   ===========   ===========   ===========

              See Accountants' Review Report and Accompanying Notes

                      SAFE TECHNOLOGIES INTERNATIONAL,INC.
                                AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                   AND FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                                                        Common Stock             Capital       Paid In
                                                                    Shares          Amount     Subscribed      Capital
                                                               ----------------------------------------------------------
Balance, December 31, 2000                                      805,605,299         $8,056        $    --     $6,599,060

Issuance of shares of common stock for legal services,            1,000,000             10             --         19,990
   January 3, 2001 ($0.02 per share)

Issuance of additional shares of common stock based on            4,204,634             42             --             --
   terms of "Connect.ad, Inc." acquisition agreement,
   January 15, 2001

Issuance of shares of common stock in exchange for                1,666,667             17             --         49,983
   capital subscribed, February 15, 2001

Capital subscribed, per agreements dated May 31, 2001                    --             --         32,000             --

Issuance of shares of common stock for legal services,            1,000,000             10             --         19,990
   June 18, 2001 ($0.02 per share)

Issuance of shares of common stock to an officer as               5,000,000             50             --         99,950
   compensation for services, July 3, 2001 ($0.02 per share)

Issuance of shares of common stock to an officer
   as reimbursement for expenses, July 3, 2001
   ($0.02 per share)                                                750,000              8             --         14,992
                                                               ------------         ------        -------     ----------

                Sub-total                                       819,226,600         $8,193        $32,000     $6,803,965

[RESTUB]
                                                                 Accumulated
                                                                   Deficit          TOTAL
                                                               -------------------------------
Balance, December 31, 2000                                      $(6,358,891)       $248,225

Issuance of shares of common stock for legal services,                   --          20,000
   January 3, 2001 ($0.02 per share)

Issuance of additional shares of common stock based on                   --              42
   terms of "Connect.ad, Inc." acquisition agreement,
   January 15, 2001

Issuance of shares of common stock in exchange for                       --          50,000
   capital subscribed, February 15, 2001

Capital subscribed, per agreements dated May 31, 2001                    --          32,000

Issuance of shares of common stock for legal services,                   --          20,000
   June 18, 2001 ($0.02 per share)

Issuance of shares of common stock to an officer as                      --         100,000
   compensation for services, July 3, 2001 ($0.02 per share)

Issuance of shares of common stock to an officer
   as reimbursement for expenses, July 3, 2001
   ($0.02 per share)                                                     --          15,000
                                                                ------------       --------
                Sub-total                                       $(6,358,891)       $485,267

              See Accountants' Review Report and Accompanying Notes

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                     AND FOR THE QUARTER ENDED JUNE 30, 2002

                                                                       Common Stock            Capital         Paid In
                                                                   Shares        Amount       Subscribed       Capital
                                                                ----------------------------------------------------------
                 Sub-Total                                      819,226,600    $     8,193    $    32,000     $ 6,803,965

Issuance of shares of common stock to an officer as                 350,000              3             --           6,997
   compensation for services, July 3, 2001 ($0.02 per share)

Capital subscribed, per agreements dated                                 --             --         68,000              --
   September 5, 2001

Issuance of shares of common stock for legal                      1,000,000             10             --          19,990
  services, November 6, 2001 ($0.02 per share)

Issuance of shares of common stock in exchange for                8,749,999             87       (100,000)         99,913
   capital subscribed in 2001, November 10, 2001

Net loss, December 31, 2001                                              --             --             --              --
                                                                ----------------------------------------------------------

Balance, December 31, 2001                                      829,326,599          8,293             --       6,930,865

Issuance of shares of common stock to an officer as                 200,000              2             --           1,398
   compensation for services, January 3, 2002 ($0.007
   per share)

Issuance of shares of common stock to an officer as               2,000,000             20             --          13,980
   compensation for services, January 8, 2002 ($0.007
   per share)
                                                                ----------------------------------------------------------

                Sub-Total                                       831,526,599    $     8,315    $        --     $ 6,946,243

[RESTUB]

                                                                Accumulated
                                                                  Deficit          TOTAL
                                                               --------------------------------------
                 Sub-Total                                     $(6,358,891)    $   485,267

Issuance of shares of common stock to an officer as                     --           7,000
   compensation for services, July 3, 2001 ($0.02 per share)

Capital subscribed, per agreements dated                                --          68,000
   September 5, 2001

Issuance of shares of common stock for legal                            --          20,000
  services, November 6, 2001 ($0.02 per share)

Issuance of shares of common stock in exchange for                      --              --
   capital subscribed in 2001, November 10, 2001

Net loss, December 31, 2001                                       (589,169)       (589,169)
                                                               ---------------------------

Balance, December 31, 2001                                      (6,948,061)         (8,904)

Issuance of shares of common stock to an officer as                     --           1,400
   compensation for services, January 3, 2002 ($0.007
   per share)

Issuance of shares of common stock to an officer as                     --          14,000
   compensation for services, January 8, 2002 ($0.007
   per share)
                                                               ---------------------------

                Sub-Total                                      $ 6,946,243    $(6,948,061)    $     6,496

              See Accountants' Review Report and Accompanying Notes

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                     AND FOR THE QUARTER ENDED JUNE 30, 2002

                                                                       Common Stock            Capital         Paid In
                                                                   Shares        Amount       Subscribed       Capital
                                                                ----------------------------------------------------------
                 Sub-Total                                      831,526,599    $     8,315    $        --     $ 6,946,243
Capital subscribed, per agreement dated January 1, 2002                  --             --         50,000              --

Issuance of shares of common stock for reduction of
  balance owed for legal services, February 2, 2002,
  ($0.007 per share)                                              1,000,000             10             --           6,690

Issuance of shares of common stock for legal services,
  February 2, 2002 ($0.007 per share)
  ($0.06 per share)                                                 500,000              5             --           3,495

Issuance of shares of common stock to an officer as
  compensation for services, May 2, 2002 ($0.0049
  per share)                                                     20,000,000            200             --          97,800

Issuance of shares of common stock in exchange for
  services, May 2, 2002 ($0.0049 per share)                       1,000,000             10             --           4,890

Issuance of shares of common stock in exchange for
  capital subscribed in 2002, May 2, 2002                           500,000             50        (50,000)         49,950

Net loss, June 30, 2002                                                  --             --             --              --
                                                               ------------------------------------------------------------
Balance, June 30, 2002                                         $859,026,599    $     8,590    $        --      $(7,109,367)

[RESTUB]

                                                                Accumulated
                                                                  Deficit          TOTAL
                                                               ---------------------------
                 Sub-Total                                     $(6,948,061)    $     6,496
Capital subscribed, per agreement dated January 1, 2002

Issuance of shares of common stock for reduction of
  balance owed for legal services, February 2, 2002,
  ($0.007 per share)                                                    --           7,000

Issuance of shares of common stock for legal services,
  February 2, 2002 ($0.007 per share)
  ($0.06 per share)                                                     --           3,500

Issuance of shares of common stock to an officer as
  compensation for services, May 2, 2002 ($0.0049
  per share)                                                        97,800          98,000

Issuance of shares of common stock in exchange for
  services, May 2, 2002 ($0.0049 per share)                          4,890           4,900

Issuance of shares of common stock in exchange for
  capital subscribed in 2002, May 2, 2002                               --              --

Net loss, June 30, 2002                                           (262,646)       (262,646)

Balance, June 30, 2002                                         $(7,210,707)      $ (92,750)

              See Accountants' Review Report and Accompanying Notes

                     SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEAR-TO-DATE THROUGH JUNE 30, 2002 AND 2001


                                                                     YTD THROUGH
                                                                 JUNE 30,     JUNE 30,
                                                                   2002         2001
                                                                ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (Loss)                                                    $(262,646)    $(405,960)
  Adjustments to Reconcile Net Loss to Net
    Cash Provided by Operating Activities:
      Depreciation and Amortization                                35,704        38,041
   Change in Assets and Liabilities
        (Increase) decrease in Accounts Receivable                (13,132)        2,743
        (Increase) decrease in Deposits                             1,823         3,689
        (Increase) decrease in Prepaid Expenses                    (1,750)           --
        (Increase) decrease in Other Assets                        77,220       120,000
        Increase (decrease) in Accounts Payable                    (5,276)       (1,784)
        Increase (decrease) in Accrued Expenses                     9,252        14,226
        Increase (decrease) in Shareholders' Loan                      --        14,500
                                                                ---------     ---------

                  NET CASH (USED) BY OPERATING
                          ACTIVITIES                             (158,805)     (214,545)
                                                                ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Property and Equipment                              (2,032)      (18,892)
   Investment in Pro Con Systems, Inc.                            (13,394)           --
   Investment in Internet Commerce, Inc.                             (192)           --
                                                                ---------     ---------

                  NET CASH USED BY INVESTING
                          ACTIVITIES                              (15,618)      (18,892)
                                                                ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES

   (Decrease) in Notes Payable                                     (1,349)           --
   Increase in Common Stock                                           297            80
   Increase (Decrease) in Capital Subscribed                           --        50,000
   Increase in Additional Paid-in Capital                         178,503       174,014
                                                                ---------     ---------

                  NET CASH PROVIDED BY FINANCING
                          ACTIVITIES                              177,451       224,094
                                                                ---------     ---------

NET INCREASE (DECREASE) IN CASH                                     3,028        (9,343)

CASH, BEGINNING OF PERIOD                                          23,742        40,702
                                                                ---------     ---------

CASH, END OF PERIOD                                             $  26,770     $  31,359
                                                                =========     =========

              See Accountants' Review Report and Accompanying Notes

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE QUARTERS ENDED JUNE 30, 2002 AND 2001
                        (See Accountants' Review Report)

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

         BASIS OF CONSOLIDATION:
            The consolidated financial statements include the accounts of Safe Technologies International, Inc. and its subsidiaries Total Micro Computers, Inc. (inactive), Connect.ad, Inc. (inactive), Connect.ad Services, Inc., and Internet Associates International, Inc. All material intercompany transactions and balances have been eliminated in the consolidated financial statements.

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

         INTERIM FINANCIAL STATEMENETS:
            It is management's representation that all adjustments that are necessary for the interim financial statements not to be misleading have been included in the accompanying statements.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE QUARTERS ENDED JUNE 30, 2002 AND 2001
                        (See Accountants' Review Report)

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

         ADVERTISING:
            Advertising costs, which are included in selling, general and administrative expenses, are expensed as costs are incurred. Advertising expense was $3,748 and $1,251 for the quarters ended June 30, 2002 and 2001, respectively.

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

            Management has determined that the goodwill, copyrights and trademarks reflected on the Company's balance sheet at June 30, 2002 represent viable assets that, in the foreseeable future, will generate sufficient cash flows to recover their carrying amounts.

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

         AMORTIZATION:
            Amortization of trademarks, copyrights and goodwill is determined utilizing the straight-line method based generally on the estimated useful lives of the intangibles, as follows:

                  Trademarks and copyrights        15 years
                  Goodwill                         15 years

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE QUARTERS ENDED JUNE 30, 2002 AND 2001
                        (See Accountants' Review Report)

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

            Deferred income at June 30, 2002 and 2001 was $4,515.

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

         INVESTMENT IN PRO CON SYSTEMS, INC.:
            The Company owns 8,000,000 shares (8%) of the common stock of Internet Commerce, Inc. (f/k/a Pro Con Systems, Inc.), pursuant to the merger between Internet Commerce, Inc. (formerly a subsidiary of the Company) and ProCon Systems ApS, Inc., a Danish corporation (see
            Note 10). Internet Commerce, Inc. is a leading supplier of travel industry management software. The recoverability of the Company's investment in Internet Commerce, Inc. is dependent upon the future profitability of that company or the underlying value of its assets. No provision for the recoverability of the investment has been made in the accompanying consolidated financial statements.

         INVESTMENT IN ALL AMERICAN ACQUISITIONS ASSOCIATION ,INC.:
            The Company owns 8,000,000 shares (8%) of the common stock of All American Acquisitions, Inc. ("AAAA", f/k/a Connect.ad of South Florida, Inc.), pursuant to the merger

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE QUARTERS ENDED JUNE 30, 2002 AND 2001
                        (See Accountants' Review Report)

1.       NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------------------
         (CONTINUED):
         ------------

         INVESTMENT IN ALL AMERICAN ACQUISITIONS ASSOCIATION ,INC. (CONTINUED).:

         between Connect.ad of South Florida (formerly a subsidiary of the Company) and AAAA, a Florida corporation (see Note 11). All American Acquisitions Association, Inc. is a private company with headquarters in Fort Lauderdale, Florida. The recoverability of the Company's investment in AAAA is dependent upon the future profitability of that company or the underlying value of its assets. No provision for the recoverability of the investment has been made in the accompanying consolidated financial statements.

2.       CAPITAL STOCK TRANSACTIONS:
         ---------------------------

         The Articles of Incorporation provide for the authorization of 950,000,000 shares of common stock at $0.00001 par value. On January 30, 1999, the stockholders approved increasing the authorized number of shares to 999,999,000.

3.       SUBSCRIPTIONS

         -------------

         In January 2002, the Company received $50,000 in deposit on a subscription agreement for the purchase of 5,000,000 shares of common stock. At June 30, 2002, the Company had received payment in full and had issued the shares related to this subscription.

4.       LEASES:
         -------

         The Company rents office space in Palm Beach and Boca Raton, Florida. The total monthly rent is currently $3,514. The Company also rented office furniture and equipment on a month-to-month basis for $1,000 from the president, an arrangement that was discontinued in March 2001 when furniture and equipment was purchased.

5.       INCOME TAXES:
         -------------

         The Company and its subsidiaries file consolidated income tax returns. No provision has been made in the accompanying financial statements for income taxes payable because of the Company's operating loss from operations. At December 31, 2001, the Company had $6,616,746 of operating loss carry-forwards for financial reporting and income tax purposes available to offset future income taxes expiring through the year 2021. Net operating losses of $576,793 for the year ended December 31, 2001 will expire in 2021. The net operating loss

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE QUARTERS ENDED JUNE 30, 2002 AND 2001
                        (See Accountants' Review Report)

5.       INCOME TAXES (CONTINUED):
         -------------------------

         carryforwards will begin to expire in 2003. Additionally, the Company has approximately $44,000 of research and development credits available to offset future income taxes through the year 2005. There can, however, be no assurance that the Company will have future operating profits.

6.       NOTES PAYABLE:
         --------------

         At June 30, 2002, short-term debt consisted of the following:

                12% note payable to an officer,                 $231,513
                unsecured, due on demand.  Upon
                any default, the note becomes due
                immediately at an interest rate of
                18% per annum.

                Note payable to a shareholder,                   134,086
                unsecured, due on demand, no
                interest rate specified.

                Note payable to CGI Marketing,                    35,142
                unsecured, due on demand, with
                an interest rate of 5.5%

                Note payable to an officer, unsecured
                due on demand, no interest rate specified.           -0-
                                                                --------
               Total short-term debt                            $400,742
                                                                ========


7.       STOCK AWARDS:

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

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE QUARTERS ENDED JUNE 30, 2002 AND 2001
                        (See Accountants' Review Report)

7.       STOCK AWARDS (CONTINUED):
         -------------------------

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

         As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $262,646 during the quarter ended June 30, 2002 and, as of that date, intangible assets represent 66% of total assets. The Company's sales volume decreased substantially from the quarter ended June 30, 2001 to 2002. Those factors, as well as the Company's reliance on the Internet industry, create an uncertainty about the Company's ability to continue as a going concern. Management has developed a plan to acquire businesses outside of the Internet industry, and is actively searching for acquisition targets (see Notes 10 and 11) in order to reduce the Company's reliance on any one business or industry. The ability of the Company to continue as a going concern is dependent on the success of this plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE QUARTERS ENDED JUNE 30, 2002 AND 2001
                        (See Accountants' Review Report)

10.      INVESTMENT IN INTERNET COMMERCE, INC.
         -------------------------------------

         On March 27, 2002, the Company completed a merger agreement between one of its wholly-owned subsidiaries (Internet Commerce, Inc.) and ProCon Systems ApS, Inc., a Danish corporation that is a leading supplier of travel industry management software. Pursuant to the merger agreement, Internet Commerce, Inc. (the surviving corporation) changed its name to Pro Con Systems, Inc., effected a 1:80,000 split of its common stock, issued 92,000,000 new shares to the former shareholders of ProCon Systems ApS, Inc. which represented a 92% ownership interest in the merged company, and subsequently changed its name to Internet Commerce, Inc. As a result, the Company's balance sheet reflects an 8% minority interest in the surviving corporation.

11.      INVESTMENT IN ALL AMERICAN ACQUISITIONS ASSOCIATION, INC.
         ---------------------------------------------------------

         On May 24, 2002, the Company completed a merger agreement between one of its wholly-owned subsidiaries (Connect.ad of South Florida, Inc.) and All American Acquisitions Association, Inc., a Florida corporation headquartered in Fort Lauderdale, Florida.. Pursuant to the merger agreement, Connect.ad of South Florida, Inc. (the surviving corporation) changed its name to All American Acquisitions Association, Inc., effected a 1:400,000 split of its common stock and issued 92,000,000 new shares to the former shareholders of All American Acquisitions Association, Inc. which represented a 92% ownership interest in the merged company. As a result, the Company's balance sheet reflects an 8% minority interest in the surviving corporation.

12.      RELATED PARTY TRANSACTIONS
         --------------------------

         During the quarter ended June 30, 2002, the Company purchased services from and made reimbursements to a related party company owned by an officer and major shareholder. The services purchased were primarily secretarial, and reimbursements included telephone expenses, courier charges and postage. Total payments made to this company during the quarters ended June 30, 2002 and 2001 were $4,315 and $0, respectively. Total amounts owed to this company as of June 30, 2002 and 2001 were $0 and $0, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         Safe Technologies International Inc., a Delaware corporation (the Company), is continuing its efforts to build a multi-faceted company serving the developing e-commerce industry. As of June 30, 2002, the Company has one active subsidiary: Internet Associates International, Inc. ("IAI"). Unless the context otherwise requires, the term "Company" refers to the Company and IAI.

         The Company has confidence that our existing internet and e-commerce subsidiary will provide an important niche service for small to medium-sized businesses and that our subsidiary's management is entrepreneurial and flexible enough to accommodate what is sure to be additional market shifts in this burgeoning industry.

         Second Quarter operations reflect the critical paths and philosophies that the Company's Management had adopted and followed in order to structure operations to accommodate growth. We achieved a number of fundamental objectives that we believe should posture the Company for future growth, and are planning the next phase of our evolution.

         During 2002, we have allowed key management personnel to devote more time to seeking and evaluating potential mergers and acquisitions within the qualification parameters previously established by our Board of Directors. In seeking new mergers and acquisitions, less time has been devoted to the evaluation of Internet companies because of the operating hazards many Internet companies operations have faced. While continuing to be involved in the migration of commerce to the Internet arena, through the Company's wholly-owned subsidiary, IAI, the Company's focus and emphasis will be to use its other subsidiaries to merge with or acquire "brick and mortar" operations with good revenue potential, and within industries of above-average growth potential. Management has long believed that for the right company, in a business related vertically or horizontally to that of the Company, a merger would be of great benefit to the Company and its Shareholders.

         On March 27, 2002, the Company closed its first merger of an inactive subsidiary by merging ProCon Systems, Inc. (ProCon) into our previously inactive subsidiary, Internet Commerce, Inc. The subsidiary changed its name to ProCon Systems, Inc., at the time of the merger. ProCon's Management however, has recently decided to return to the name of Internet Commerce, Inc., which better reflects the global industry reach of their target markets. As a result of this merger, the Company owns an 8% equity position in Internet Commerce, Inc.

         Internet Commerce is a supplier of travel industry management software and, among other things, has developed a new and upgraded product suite built on Microsoft's .NET technology. Its management team has over 20 years of experience in the industry, and is working rapidly to build its global distribution network. To date, Internet Commerce has acquired a subsidiary in Singapore and finalized negotiations concerning distribution agreements covering Southeast Asia, including China. Internet Commerce is also in the final stages of establishing distribution agreements covering the Pacific Region, has begun negotiations concerning the takeover of two entites in Europe, is in the process of establishing a subsidiary in Denmark, and is pursuing the establishment of a presence in the United States. Internet Commerce intends to establish a public market for its stock in the United States. In connection with establishing such a market, the Company intends to distribute a portion of its Internet Commerce equity ownership position to the Company's shareholders.

         In April, 2002, the Company closed a merger pursuant to which All American Acquisitions Association, Inc. (AAAA), a privately held company, into Connect.ad of South Florida, Inc., another previously inactive subsidiary of the Company. Pursuant to the merger, the Company owns 8% of the merged entity. As with ProCon, AAAA intends to establish a public market for its stock and, in connection with establishing such a market, the Company intends to distribute a portion of its AAAA ownership to the Company's shareholders.

         During the Second Quarter, the Company entered into a Letter of Intent to acquire a minority ownership interest in Real Logic, Inc. (RELO), a Delaware Corporation. Currently, RELO is a publicly reporting company with two principal shareholders, Brad Tolley and Michael Posner, both of whom are affiliates of the Company. RELO is focused on growth through acquisitions of advanced technologies, and is based in Palm Beach, Florida. The Company intends to purchase a minority equity position in RELO, based on what the Company considers very favorable terms. At such time as RELO becomes a publicly traded company, a portion of the Company's equity position would be distributed to the Company's shareholders.

         Comparison of the quarter ended June 30, 2002 ("Quarter 2002") and June 30, 2001 ("Quarter 2001").

         Revenues were $43,799 for the second quarter of 2002 and were $65,136 for the second quarter of 2001, representing a decrease of 35%. The continued reduction in revenues is a result of the continued economic downturn and the overall slowing of the Company's business units. The Company believes, however, that its retooling of its business focus may allow the Company to expand its revenues in the future.

         Cost of Sales were $(3,217) in the second quarter of 2002, compared to $10,477 in the second quarter of 2001. The decrease in Cost of Sales is a result in part to reduced sales and in part to the Company's reversal of an entry of a previously booked expense that the Company neither paid, nor expects to pay in the future.

         Selling, general, and administrative expenses were $205,511 for the second quarter of 2002 compared to $235,542 for the second quarter of 2001. The decrease in selling, general, and administrative expenses is a result of lower sales as well as significant cost savings from a strategic refocus of organizational resources.

RISK FACTORS

         The company is engaged in providing support to those involved in commerce on the Internet platform. This business involves many opportunities, as well as significant risks, many of which are out of our control. Some of the risks that we face are as follows:

         THE VIABILITY OF OUR INTERNET SUBSIDIARIES' CUSTOMERS IS DEPENDENT UPON THEIR SUCCESS IN E-COMMERCE. The nature of e-commerce is continually developing. Customers who are unable to evolve with the development of e-commerce may fail, and as a result, we would lose a customer.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits.

         2.1 Merger Agreement by and between ProCon Systems ApS and Internet Commerce, Inc., including related Addenda, Exhibits and Schedules (filed as an Exhibit to the Company's Periodic Report on Form 10-QSB filed May 15,2002, and incorporated herein by this reference).

         2.2 Merger Agreement by and between All American Acquisition Associates, Inc. and Connect.ad of South Florida, Inc., including related Addenda, Exhibits and Schedules (filed as an Exhibit to the Company's Periodic Report on Form 10-QSB filed May 15, 2002, and incorporated herein by this reference).

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

         21.1 Subsidiaries of the Company (filed originally as Exhibit 21.1 to the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1999, and incorporated herein by this reference.

         (b) Reports on Form 8-K.

             The Company filed three reports on Form 8-K during the quarter ended June 30, 2002.

                  (i) The Company filed a report on Form 8-K on April 10, 2002
                  (ii) The Company filed a report on Form 8-K on April 22, 2002
                  (iii) The Company filed a report on Form 8-K on May 3, 2002

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Safe Technologies International, Inc.
                                        (Registrant)



Date: August   , 2002                            By: /s/ Michael Posner
                                                     ------------------
                                                     (Signature)