Form 10-Q/A
period 2002-06-30
SAFE TECHNOLOGIES INTERNATIONAL INC
filed 2002-08-15
CIK 829117

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

                                   859,026,599

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
                                                                   ===========

              See Accountants' Review Report and Accompanying Notes

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE QUARTERS ENDED JUNE 30, 2002 AND 2001, AND
                   YEAR-TO-DATE THROUGH JUNE 30, 2002 AND 2001


                                                    FOR THE QUARTERS ENDED     YEAR-TO-DATE THROUGH
                                                    JUNE 30       JUNE 30,      JUNE 30,     JUNE 30,
                                                      2002          2001          2002         2001
                                                   ---------     ---------     ---------     ---------
REVENUE

  Sales, Net of Customer Returns                  $   43,799    $   65,136    $   93,362    $  139,316

EXPENSES

  Cost of Goods Sold                                  (3,217)       10,477         2,476        27,932
                                                  -----------   -----------   -----------   -----------

               GROSS PROFIT                           47,016        54,659        90,886       111,384
                                                  -----------   -----------   -----------   -----------

  Selling, General and Administrative Expenses:
     Advertising and Promotion                         3,748         1,251         5,898         3,137
     Consulting Fees                                 107,567            --       116,550        84,093
     Depreciation and Amortization                    16,467        19,237        35,704        38,041
     Salaries and Benefits                                --       128,450         7,434       185,627
     Legal and Professional Services                  11,782        56,537        31,960       125,723
     Proxy and Broker Services                           750           808         1,580         1,715
     General and Administrative                       65,293        29,259        91,107        63,036
                                                  -----------   -----------   -----------   -----------

    TOTAL SELLING, GENERAL & ADMINISTRATIVE
           EXPENSES                                  205,607       235,542       290,233       501,372
                                                  -----------   -----------   -----------   -----------

OTHER INCOME & (EXPENSES)
   Interest Expense                                   (7,428)       (7,382)      (14,857)      (15,972)
  (Loss) on Sale of Subsidiary                       (52,192)           --       (48,442)           --
                                                  -----------   -----------   -----------   -----------

    TOTAL OTHER INCOME/(EXPENSES)                    (59,620)       (7,382)      (63,299)      (15,972)
                                                  -----------   -----------   -----------   -----------

NET (LOSS)                                        $ (218,211)   $ (188,265)   $ (262,646)   $ (405,960)
                                                  ===========   ===========   ===========   ===========

NET (LOSS) PER SHARE                              $(0.000258)   $(0.000232)   $(0.000313)   $(0.000500)
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

              See Accountants' Review Report and Accompanying Notes

                     SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEAR-TO-DATE THROUGH JUNE 30, 2002 AND 2001


                                                                     YTD THROUGH
                                                                 JUNE 30,     JUNE 30,
                                                                   2002         2001
                                                                ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (Loss)                                                    $(262,646)    $(405,960)
  Adjustments to Reconcile Net Loss to Net
    Cash Provided by Operating Activities:
      Depreciation and Amortization                                35,704        38,041
   Change in Assets and Liabilities
        (Increase) decrease in Accounts Receivable                (13,132)        2,743
        (Increase) decrease in Deposits                             1,823         3,689
        (Increase) decrease in Prepaid Expenses                    (1,750)           --
        (Increase) decrease in Other Assets                        77,220       120,000
        Increase (decrease) in Accounts Payable                    (5,276)       (1,784)
        Increase (decrease) in Accrued Expenses                     9,252        14,226
        Increase (decrease) in Shareholders' Loan                      --        14,500
                                                                ---------     ---------

                  NET CASH (USED) BY OPERATING
                          ACTIVITIES                             (158,805)     (214,545)
                                                                ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Property and Equipment                              (2,032)      (18,892)
   Investment in Internet Commerce, Inc.                          (13,394)           --
   Investment in All American Acquisitions Assoc., Inc.              (192)           --
                                                                ---------     ---------

                  NET CASH USED BY INVESTING
                          ACTIVITIES                              (15,618)      (18,892)
                                                                ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES

   (Decrease) in Notes Payable                                     (1,349)           --
   Increase in Common Stock                                           297            80
   Increase (Decrease) in Capital Subscribed                           --        50,000
   Increase in Additional Paid-in Capital                         178,503       174,014
                                                                ---------     ---------

                  NET CASH PROVIDED BY FINANCING
                          ACTIVITIES                              177,451       224,094
                                                                ---------     ---------

NET INCREASE (DECREASE) IN CASH                                     3,028        (9,343)

CASH, BEGINNING OF PERIOD                                          23,742        40,702
                                                                ---------     ---------

CASH, END OF PERIOD                                             $  26,770     $  31,359
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

         Selling, general, and administrative expenses were $205,607 for the second quarter of 2002 compared to $235,542 for the second quarter of 2001. The decrease in selling, general, and administrative expenses is a result of lower sales as well as significant cost savings from a strategic refocus of organizational resources.

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