Form 10QSB
period 2002-09-30
SAFE TECHNOLOGIES INTERNATIONAL INC
filed 2002-11-14
CIK 829117

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from ____________ to ____________

                        Commission file number 000-17746
                                               ---------

                      Safe Technologies International, Inc.
                      -------------------------------------
        (Exact name of small business issuer as specified in its charter)


          Delaware                                          22-2824492
          --------                                          ----------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                            Identification No.)

                  2875 S. Ocean Boulevard, Palm Beach, FL 33480
                    (Address of principal executive offices)

                                 (561) 832-2700
                           (Issuer's telephone number)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 871,426,599


Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.


ACCOUNTANTS' REVIEW REPORT
--------------------------


To the Board of Directors and Shareholders
Safe Technologies International, Inc.
    And Subsidiaries
Palm Beach, Florida

We have reviewed the accompanying consolidated balance sheet of Safe Technologies International, Inc., a Delaware corporation, and subsidiaries, as of September 30, 2002 and the related consolidated statements of operations for the quarters and nine-month periods ended September 30, 2002 and 2001. We have also reviewed the related statements of cash flows for the nine-month periods ended September 30, 2002 and 2001, as well as the related statements of changes in stockholders' equity for the years ended December 31, 2001 and 2000, and for the nine-month period ended September 30, 2002. All information included in these financial statements is the responsibility of the Company's management.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company incurred significant losses during the nine month-period ended September 30, 2002 and is primarily reliant on the Internet industry for its operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


October 31, 2002

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002

ASSETS


CURRENT ASSETS
--------------
  Cash                                                                  $  4,552
  Accounts Receivable (net of allowance for doubtful accounts
       of $20,000)                                                        19,256
  Prepaid Expenses                                                           210
                                                                        --------

         TOTAL CURRENT ASSETS                                             24,018

PROPERTY & EQUIPMENT
--------------------
  Fixed assets (net of accumulated depreciation)                          73,118

OTHER ASSETS
------------
  Deposits                                                                 7,556
  Investment in Internet Commerce, Inc.                                    5,996
  Investment in Agenesis Corporation                                         796
  Goodwill, copyrights and trademarks (net of accumulated
     amortization)                                                       296,266
                                                                        --------

         TOTAL OTHER ASSETS                                              310,614
                                                                        --------

TOTAL ASSETS                                                            $407,750


    See Accountants' Review Report and Accompanying Notes

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
-------------------
  Accounts Payable                                                 $    59,071
  Accrued Expenses                                                      90,413
  Notes Payable                                                        403,235
  Deferred Income                                                        4,515
                                                                   -----------

        TOTAL CURRENT LIABILITIES                                      557,234

SHAREHOLDERS' EQUITY
--------------------
  Common Stock, par value $0.00001, 999,999,000 shares authorized,
     871,426,599 shares issued and outstanding                           8,714
  Additional Paid-in Capital                                         7,147,583
  Accumulated Deficit                                               (7,305,781)
                                                                   -----------

                    TOTAL SHAREHOLDERS' EQUITY                        (149,484)
                                                                   -----------

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $   407,750
                                                                   ===========

              See Accountants' Review Report and Accompanying Notes

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE QUARTERS ENDED SEPTEMBER 30, 2002 AND 2001, AND
                YEAR-TO-DATE THROUGH SEPTEMBER 30, 2002 AND 2001

                                                   FOR THE QUARTERS ENDED      YEAR-TO-DATE THROUGH
                                                    SEPT 30,      SEPT 30,     SEPT 30,      SEPT 30,
                                                     2002          2001          2002          2001
                                                  ----------    ----------    ----------    ----------
REVENUE
  Sales, Net of Customer Returns                  $   57,438    $   53,662    $  150,800    $  192,978

EXPENSES
  Cost of Goods Sold                                      63        10,831         2,539        38,763
                                                  ----------    ----------    ----------    ----------

               GROSS PROFIT                           57,375        42,831       148,261       154,215
                                                  ----------    ----------    ----------    ----------

  Selling, General and Administrative Expenses:
     Advertising and Promotion                         3,026           825         8,924         3,962
     Consulting Fees                                  33,880       122,000       150,430       206,093
     Depreciation and Amortization                    17,947        19,237        53,651        57,278
     Salaries and Benefits                              (674)        5,500         6,760       191,127
     Legal and Professional Services                  22,660        34,352        54,620       160,075
     Proxy and Broker Services                           850           825         2,430         2,540
     General and Administrative                       60,538        37,236       151,645       100,272
                                                  ----------    ----------    ----------    ----------

    TOTAL SELLING, GENERAL & ADMINISTRATIVE
           EXPENSES                                  138,227       219,975       428,460       721,347
                                                  ----------    ----------    ----------    ----------

OTHER INCOME & (EXPENSES)
   Interest Expense                                   (7,429)       (7,380)      (22,286)      (23,352)
  (Loss) on Sale of Subsidiary                        (6,794)           --       (55,236)           --
                                                  ----------    ----------    ----------    ----------

    TOTAL OTHER INCOME/(EXPENSES)                    (14,223)       (7,380)      (77,522)      (23,352)
                                                  ----------    ----------    ----------    ----------

NET  (LOSS)                                       $  (95,075)   $ (184,524)   $ (357,721)   $ (590,484)
                                                  ==========    ==========    ==========    ==========

NET  (LOSS) PER SHARE                             $(0.000109)   $(0.000225)   $(0.000420)   $(0.000725)
                                                  ==========    ==========    ==========    ==========



              See Accountants' Review Report and Accompanying Notes

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                  AND FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                                                       Common Stock               Capital
                                                                   Shares          Amount        Subscribed
                                                                ------------    ------------    ------------
Balance, December 31, 2000                                       805,605,299    $      8,056    $         --

Issuance of shares of common stock for legal services,             1,000,000              10              --
   January 3, 2001 ($0.02 per share)

Issuance of additional shares of common stock based on             4,204,634              42              --
   terms of "Connect.ad, Inc." acquisition agreement,
   January 15, 2001

Issuance of shares of common stock in exchange for                 1,666,667              17              --
   capital subscribed, February 15, 2001

Capital subscribed, per agreements dated May 31, 2001                     --              --          32,000

Issuance of shares of common stock for legal services,             1,000,000              10              --
   June 18, 2001 ($0.02 per share)

Issuance of shares of common stock to an officer as                5,000,000              50              --
   compensation for services, July 3, 2001 ($0.02 per share)

Issuance of shares of common stock to an officer
   as reimbursement for expenses, July 3, 2001
   ($0.02 per share)                                                 750,000               8              --
                                                                ------------    ------------    ------------

                 Sub-total                                       819,226,600    $      8,193    $     32,000
[RESTUBBED]


                                                                    Paid In        Accumulated
                                                                    Capital           Deficit           TOTAL
                                                                  ------------     ------------     ------------
Balance, December 31, 2000                                        $  6,599,060     $ (6,358,891)    $    248,225

Issuance of shares of common stock for legal services,                  19,990               --           20,000
   January 3, 2001 ($0.02 per share)

Issuance of additional shares of common stock based on                      --               --               42
   terms of "Connect.ad, Inc." acquisition agreement,
   January 15, 2001

Issuance of shares of common stock in exchange for                      49,983               --           50,000
   capital subscribed, February 15, 2001

Capital subscribed, per agreements dated May 31, 2001                       --               --           32,000

Issuance of shares of common stock for legal services,                  19,990               --           20,000
   June 18, 2001 ($0.02 per share)

Issuance of shares of common stock to an officer as                     99,950               --          100,000
   compensation for services, July 3, 2001 ($0.02 per share)

Issuance of shares of common stock to an officer
   as reimbursement for expenses, July 3, 2001
   ($0.02 per share)                                                    14,992               --           15,000
                                                                  ------------     ------------     ------------

                 Sub-total                                        $  6,803,965     $ (6,358,891)    $    485,267


             See Accountants' Review Report and Accompanying Notes

                      SAFE TECHNOLOGIES INTERNATIONAL, INC
                                AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                  AND FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                                                       Common Stock               Capital
                                                                   Shares          Amount        Subscribed
                                                                ------------    ------------    ------------

                  Sub-Total                                      819,226,600    $      8,193    $     32,000

Issuance of shares of common stock to an officer as                  350,000               3              --
   compensation for services, July 3, 2001 ($0.02 per share)

Capital subscribed, per agreements dated                                  --              --          68,000
   September 5, 2001

Issuance of shares of common stock for legal                       1,000,000              10              --
  services, November 6, 2001 ($0.02 per share)

Issuance of shares of common stock in exchange for                 8,749,999              87        (100,000)
   capital subscribed in 2001, November 10, 2001

Net loss, December 31, 2001                                               --              --              --
                                                                ------------    ------------    ------------

Balance, December 31, 2001                                       829,326,599           8,293              --

Issuance of shares of common stock to an officer as                  200,000               2              --
   compensation for services, January 3, 2002 ($0.007
   per share)

Issuance of shares of common stock to an officer as                2,000,000              20              --
   compensation for services, January 8, 2002 ($0.007
   per share)
                                                                ------------    ------------    ------------

                 Sub-Total                                       831,526,599    $      8,315    $         --
[RESTUBBED]

                                                                     Paid In        Accumulated
                                                                     Capital           Deficit           TOTAL
                                                                   ------------     ------------     ------------

                  Sub-Total                                        $  6,803,965     $ (6,358,891)    $    485,267

Issuance of shares of common stock to an officer as                       6,997               --            7,000
   compensation for services, July 3, 2001 ($0.02 per share)

Capital subscribed, per agreements dated                                     --               --           68,000
   September 5, 2001

Issuance of shares of common stock for legal                             19,990               --           20,000
  services, November 6, 2001 ($0.02 per share)

Issuance of shares of common stock in exchange for                       99,913               --               --
   capital subscribed in 2001, November 10, 2001

Net loss, December 31, 2001                                                  --         (589,169)        (589,169)
                                                                   ------------     ------------     ------------

Balance, December 31, 2001                                            6,930,865       (6,948,061)          (8,904)

Issuance of shares of common stock to an officer as                       1,398               --            1,400
   compensation for services, January 3, 2002 ($0.007
   per share)

Issuance of shares of common stock to an officer as                      13,980               --           14,000
   compensation for services, January 8, 2002 ($0.007
   per share)
                                                                   ------------     ------------     ------------

                 Sub-Total                                         $  6,946,243     $ (6,948,061)    $      6,496


             See Accountants' Review Report and Accompanying Notes

                      SAFE TECHNOLOGIES INTERNATIONAL, INC
                                AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                  AND FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                                                       Common Stock               Capital
                                                                   Shares          Amount        Subscribed
                                                                ------------    ------------    ------------

                  Sub-Total                                      831,526,599    $      8,315    $         --

Capital subscribed, per agreement dated January 1, 2002                   --              --          50,000

Issuance of shares of common stock for reduction of                1,000,000              10              --
   balance owed for legal services, February 2, 2002,
   ($0.007 per share)

Issuance of shares of common stock for legal services,               500,000               5              --
   February 2, 2002 ($0.007 per share)
  ($0.06 per share)

Issuance of shares of common stock to an officer as               20,000,000             200              --
  compensation for services, May 2, 2002 ($0.0049
  per share)

Issuance of shares of common stock in exchange for                 1,000,000              10              --
  services, May 2, 2002 ($0.0049 per share)

Issuance of shares of common stock in exchange for                 5,000,000              50         (50,000)
  capital subscribed in 2002, May 2, 2002

Issuance of shares of common stock to an officer as               10,000,000             100              --
  compensation for services, July 1, 2002 ($0.0032
  per share)
                                                                ------------    ------------    ------------

                    Sub-total                                    869,026,599    $      8,690    $         --

[RESTUBBED]
                                                                     Paid In        Accumulated
                                                                     Capital           Deficit           TOTAL
                                                                   ------------     ------------     ------------

                  Sub-Total                                        $  6,946,243     $ (6,948,061)    $      6,496

Capital subscribed, per agreement dated January 1, 2002                      --               --           50,000

Issuance of shares of common stock for reduction of                       6,990               --            7,000
   balance owed for legal services, February 2, 2002,
   ($0.007 per share)

Issuance of shares of common stock for legal services,                    3,495               --            3,500
   February 2, 2002 ($0.007 per share)
  ($0.06 per share)

Issuance of shares of common stock to an officer as                      97,800           98,000
  compensation for services, May 2, 2002 ($0.0049
  per share)

Issuance of shares of common stock in exchange for                        4,890               --            4,900
  services, May 2, 2002 ($0.0049 per share)

Issuance of shares of common stock in exchange for                       49,950               --               --
  capital subscribed in 2002, May 2, 2002

Issuance of shares of common stock to an officer as                      31,400               --           31,500
  compensation for services, July 1, 2002 ($0.0032
  per share)
                                                                   ------------     ------------     ------------

                    Sub-total                                      $  7,140,767     $ (6,948,061)    $    201,396



             See Accountants' Review Report and Accompanying Notes

                      SAFE TECHNOLOGIES INTERNATIONAL, INC
                                AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                  AND FOR THE QUARTER ENDED SEPTEMBER 30, 2002


                                                                       Common Stock               Capital
                                                                   Shares          Amount        Subscribed
                                                                ------------    ------------    ------------


    Sub-Total                                                    869,026,599    $      8,690    $         --

Issuance of shares of common stock for reduction of                2,000,000              20              --
  balance owed for legal services, August 6, 2002,
  ($0.003 per share)

Issuance of shares of common stock to an officer as                  400,000               4              --
  compensation for services, August 15, 2002 ($0.0021)
  per share)

Net loss, September 30, 2002                                              --              --              --


                                                                ------------    ------------    ------------

                                                                 871,426,599    $      8,714    $         --
                                                                ============    ============    ============
[RESTUBBED]

                                                                     Paid In        Accumulated
                                                                     Capital           Deficit           TOTAL
                                                                   ------------     ------------     ------------


    Sub-Total                                                      $  7,140,767     $ (6,948,061)    $    201,396

Issuance of shares of common stock for reduction of                       5,980               --            6,000
  balance owed for legal services, August 6, 2002,
  ($0.003 per share)

Issuance of shares of common stock to an officer as                         836               --              840
  compensation for services, August 15, 2002 ($0.0021)
  per share)

Net loss, September 30, 2002                                                 --         (357,721)        (357,721)


                                                                   ------------     ------------     ------------

                                                                   $  7,147,583     $ (7,305,781)    $   (149,484)
                                                                   ============     ============     ============



             See Accountants' Review Report and Accompanying Notes

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                YEAR-TO-DATE THROUGH SEPTEMBER 30, 2002 AND 2001


                                                               YTD THROUGH
                                                         SEPT 30,        SEPT 30,
                                                          2002             2001
                                                        ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (Loss)                                            $(357,721)      $(590,484)
  Adjustments to Reconcile Net Loss to Net
    Cash Provided by Operating Activities:
      Depreciation and Amortization                        53,651          57,278
   Change in Assets and Liabilities
        (Increase) decrease in Accounts Receivable         (9,738)         11,273
        (Increase) decrease in Deposits                     1,645           3,689
        (Increase) decrease in Prepaid Expenses              (210)             --
        (Increase) decrease in Other Assets                78,014         120,000
        Increase (decrease) in Accounts Payable           (10,178)            857
        Increase (decrease) in Accrued Expenses            16,680          21,388
        Increase (decrease) in Shareholders' Loan           2,493          14,500
                                                        ---------       ---------

                  NET CASH (USED) BY OPERATING
                          ACTIVITIES                     (225,364)       (361,499)
                                                        ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Property and Equipment                      (2,825)        (18,892)
   Investment in Pro Con Systems, Inc.                     (5,996)             --
   Investment in Agenesis Corporation                        (796)             --
                                                        ---------       ---------

                  NET CASH USED BY INVESTING
                          ACTIVITIES                       (9,617)        (18,892)
                                                        ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   (Decrease) in Notes Payable                             (1,349)             --
   Increase in Common Stock                                   421             141
   Increase (Decrease) in Capital Subscribed                   --          75,000
   Increase in Additional Paid-in Capital                 216,719         295,953
                                                        ---------       ---------

                  NET CASH PROVIDED BY FINANCING
                          ACTIVITIES                      215,791         371,094
                                                        ---------       ---------

NET INCREASE (DECREASE) IN CASH                           (19,190)         (9,297)

CASH, BEGINNING OF PERIOD                                  23,742          40,702
                                                        ---------       ---------

CASH, END OF PERIOD                                     $   4,552       $  31,405
                                                        =========       =========




              See Accountants' Review Report and Accompanying Notes

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE QUARTERS ENDED SEPTEMBER 30, 2002 AND 2001
                        (See Accountants' Review Report)


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

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE QUARTERS ENDED SEPTEMBER 30, 2002 AND 2001
                        (See Accountants' Review Report)


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

         Advertising:
             Advertising costs, which are included in selling, general and administrative expenses, are expensed as costs are incurred. Advertising expense was $3,026 and $825 for the quarters ended September 30, 2002 and 2001, respectively.

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

             Management has determined that the goodwill, copyrights and trademarks reflected on the Company's balance sheet at September 30, 2002 represent viable assets that, in the foreseeable future, will generate sufficient cash flows to recover their carrying amounts.

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

         Amortization:
             Amortization of trademarks, copyrights and goodwill is determined utilizing the straight-line method based generally on the estimated useful lives of the intangibles, as follows:

                  Trademarks and copyrights        15 years
                  Goodwill                         15 years

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE QUARTERS ENDED SEPTEMBER 30, 2002 AND 2001
                        (See Accountants' Review Report)


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

             Deferred income at September 30, 2002 and 2001 was $4,515, respectively.

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

         Investment in Internet Commerce, Inc.:
             The Company owns 8,000,000 shares (8%) of the common stock of Internet Commerce, Inc., pursuant to the merger between Internet Commerce, Inc. (formerly a subsidiary of the Company) and ProCon Systems ApS, Inc., a Danish corporation (see Note 10). Internet Commerce, Inc. is a supplier of travel industry management software. The recoverability of the Company's investment in Internet Commerce, Inc. is dependent upon the future profitability of that company or the underlying value of its assets. No provision for the recoverability of the investment has been made in the accompanying consolidated financial statements.

         Investment in Agenesis Corporation:
             The Company owns 40,000,000 shares (8%) of the common stock of Agenesis Corporation (f/k/a Connect.ad of South Florida, Inc.), pursuant to the merger between Connect.ad

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE QUARTERS ENDED SEPTEMBER 30, 2002 AND 2001
                        (See Accountants' Review Report)


1.       NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------------------
             (CONTINUED):
             ------------

         Investment in Agenesis Corporation (continued):
             of South Florida (formerly a subsidiary of the Company) and Agenesis Corporation, a Florida corporation (see Note 11). Agenesis Corporation is a private company with headquarters in Fort Lauderdale, Florida. The recoverability of the Company's investment in Agenesis Corporation is dependent upon the future profitability of that company or the underlying value of its assets. No provision for the recoverability of the investment has been made in the accompanying consolidated financial statements.

2.       CAPITAL STOCK TRANSACTIONS:
         ---------------------------

         The original Articles of Incorporation provide for the authorization of 950,000,000 shares of common stock at $0.00001 par value. On January 30, 1999, the stockholders approved increasing the authorized number of shares to 999,999,000.

3.       SUBSCRIPTIONS:
         --------------

         In January 2002, the Company received $50,000 in deposit on a subscription agreement for the purchase of 5,000,000 shares of common stock. At September 30, 2002, the Company had received payment in full and had issued the shares related to this subscription.

4.       LEASES:
         -------

         The Company rents office spaces in Palm Beach, Florida. The total monthly rent is currently $3,572. The Company also rented office furniture and equipment on a month-to-month basis for $1,000 from the president, an arrangement that was discontinued in March 2001 when furniture and equipment was purchased.

5.       INCOME TAXES:
         ------------

         The Company and its subsidiaries file consolidated income tax returns. No provision has been made in the accompanying financial statements for income taxes payable because of the Company's operating loss from operations. At December 31, 2001, the Company had $6,616,746 of operating loss carry-forwards for financial reporting and income tax purposes available to offset future income taxes expiring through the year 2021. Net operating losses of $576,793 for the year ended December 31, 2001 will expire in 2021. The net operating loss

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE QUARTERS ENDED SEPTEMBER 30, 2002 AND 2001
                        (See Accountants' Review Report)


5.       INCOME TAXES (CONTINUED):
         ------------------------

         carryforwards will begin to expire in 2003. Additionally, the Company has approximately $44,000 of research and development credits available to offset future income taxes through the year 2005. There can, however, be no assurance that the Company will have future operating profits.

6.       NOTES PAYABLE:
         --------------

         At September 30, 2002, short-term debt consisted of the following:


                12% note payable to an officer                $  231,513
                and shareholder, unsecured, due on
                demand. Upon any default, the
                note becomes due immediately at an
                interest rate of 18% per annum.

                Note payable to a shareholder,                   134,086
                unsecured, due on demand, no
                interest rate specified.

                Note payable to CGI Marketing,                    35,143
                unsecured, due on demand, with
                an interest rate of 5.5%

                Note payable to an officer, unsecured              2,493
                due on demand, no interest rate               ----------
                specified.

                Total short-term debt                         $   403,235
                                                              ===========

7.       STOCK AWARDS:
         ------------

         In April 1998, the Company adopted a stock option plan (the "Incentive Stock Plan") that was intended to provide incentives to, and awards for, certain eligible employees, officers, directors and consultants. The Company reserved 30,000,000 shares of common stock under this Plan, consisting of a maximum of 15,000,000 restricted stock grants and 15,000,000 stock awards.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE QUARTERS ENDED SEPTEMBER 30, 2002 AND 2001
                        (See Accountants' Review Report)


7.       STOCK AWARDS (CONTINUED):
         ------------------------

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

         As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $357,721 during the nine-month period ended September 30, 2002 and, as of that date, intangible assets represent 71% of total assets. The Company's sales volume decreased substantially from the period ended September 30, 2001 to 2002. Those factors, as well as the Company's reliance on the Internet industry, create an uncertainty about the Company's ability to continue as a going concern. Management has developed a plan to acquire businesses outside of the Internet industry, and is actively searching for acquisition targets (see Notes 10 and 11) in order to reduce the Company's reliance on any one business or industry. The ability of the Company to continue as a going concern is dependent on the success of this plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

  9.     LITIGATION
         ----------

         An individual, who was a shareholder of INI (prior to its merger with Safe Tech), filed a lawsuit in June 2000 against Safe Tech, its chairman and chief executive officer. He claimed that he was entitled to more shares in the Company than he received pursuant to the merger of INI with Safe Tech. During the third quarter 2002, this litigation was ended by the plaintiff offering (and the Company consenting to) a voluntary dismissal, with no financial consideration paid by the Company.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE QUARTERS ENDED SEPTEMBER 30, 2002 AND 2001
                        (See Accountants' Review Report)


10.      INVESTMENT IN INTERNET COMMERCE, INC.
          ------------------------------------

         On March 27, 2002, the Company completed a merger agreement between one of its wholly-owned subsidiaries (Internet Commerce, Inc.) and ProCon Systems ApS, Inc., a Danish corporation that is a supplier of travel industry management software. Pursuant to the merger agreement, Internet Commerce, Inc. (the surviving corporation) changed its name to Pro Con Systems, Inc., effected a 1:80,000 split of its common stock and issued 92,000,000 new shares to the former shareholders of ProCon Systems ApS, Inc. which represented a 92% ownership interest in the merged company. As a result, the Company's balance sheet reflects an 8% minority interest in the surviving corporation. Pro Con Systems, Inc. subsequently changed its name back to Internet Commerce, Inc.

11.      INVESTMENT IN AGENESIS CORPORATION
         ----------------------------------

         On May 24, 2002, the Company completed a merger agreement between one of its wholly-owned subsidiaries (Connect.ad of South Florida, Inc.) and All American Acquisition Associates, Inc., a Florida corporation headquartered in Fort Lauderdale, Florida. Pursuant to the merger agreement, Connect.ad of South Florida, Inc. (the surviving corporation) changed its name to Agenesis Corporation, effected a split of its common stock and issued 460,000,000 new shares to the former shareholders of All American Acquisition Associates, Inc., which represented a 92% ownership interest in the merged company. As a result, the Company's balance sheet reflects an 8% minority interest in the surviving corporation.

12.      RELATED PARTY TRANSACTIONS
         --------------------------

         During the quarter ended September 30, 2002, the Company purchased services from and made reimbursements to a related party company owned by an officer and major shareholder. The services purchased were primarily secretarial, and reimbursements included telephone expenses, courier charges and postage. Total payments made to this company during the quarters ended September 30, 2002 and 2001 were $5,758 and $0, respectively. Total amounts owed to this company as of September 30, 2002 and 2001 were $2,348 and $0, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         Safe Technologies International Inc., a Delaware corporation (the Company), is continuing its efforts to build a multi-faceted company serving the developing e-commerce industry. As of September 30, 2002, the Company has one active wholly-owned subsidiary: Internet Associates International, Inc. ("IAI"). Unless the context otherwise requires, the term "Company" refers to the Company and IAI.

         The Company has confidence that our existing internet management is entrepreneurial and flexible enough to accommodate what is sure to be additional market shifts in this burgeoning industry.

         Third Quarter operations reflect the critical paths and philosophies that the Company's Management has adopted and followed in order to structure operations to accommodate growth. We achieved a number of fundamental objectives that we believe should posture the Company for future growth, and are in the process of planning the next phase of our evolution.

         During the First Quarter of 2002, we made decisions that allowed all key Management personnel to devote more time to seeking and evaluating potential mergers and acquisitions within qualification parameters previously established by Management. In seeking new mergers and acquisitions, less time has been devoted to the evaluation of Internet companies because of the operating hazards many Internet companies operations have faced. While continuing to be involved in the migration of commerce to the Internet arena, through IAI, the Company's focus and emphasis will be to merge with or acquire "brick and mortar" operations with good revenue potential, and within industries of above-average growth potential. Management has long believed that for the right company, in a vertically or horizontally related business, such a merger would be of great benefit to the Company and its Shareholders.

         In April 2002, the Company closed its first merger of an inactive subsidiary by merging ProCon Systems, Inc. (ProCon) into our previously inactive subsidiary, Internet Commerce, Inc. The subsidiary formally changed its name to ProCon Systems, Inc., at the time of the merger. However, Pro Con's management has recently decided to return to the name of Internet Commerce, Inc., which better reflects the global industry reach of their target markets. As a result of this merger, the Company owns an 8% equity position in Internet Commerce, Inc. (ICI).

         ICI is a supplier of travel industry management software and, among other things, has developed a new and upgraded product suite built on Microsoft's .NET technology. Its management team has over 20 years of experience in the industry, and is working rapidly to build its global distribution network. To date, ICI has acquired a subsidiary in Singapore and finalized negotiations concerning distribution agreements covering Southeast Asia, including China. ICI is also in the final stages of establishing distribution agreements covering the Pacific Region, has begun negotiations concerning the acquisition of two entities in Europe, is in the process of establishing a subsidiary in Denmark, and is pursuing the establishment of a presence in the United States. ICI is currently in the process of establishing a public market for its stock in the United States. In connection with establishing such a market, the Company intends to distribute a portion of its ICI equity ownership position to the Company's shareholders.

         During the Third Quarter, the Company closed the merger of All American Acquisition Associates, Inc. (AAAA), a privately held company, into Connect.ad of South Florida, Inc., another inactive subsidiary of the Company. Pursuant to the merger, the Company owns an 8% equity position in the merged entity, which is now known as Agenesis, Corporation. As with ICI, Agenesis is in process of establishing a public market for its stock and, in connection with establishing such a market, the Company intends to distribute a portion of its Agenesis ownership to the Company's shareholders.

         During the Second Quarter, the Company also entered into a Letter of Intent with Real Logic, Inc. (RELO), a Delaware Corporation. RELO is a publicly reporting company with two principal shareholders - Bradford L. Tolley and Michael Posner - who are related parties to the Company. RELO is a company focused on the most advanced technologies of new age entertainment based in Toronto, Canada and Palm Beach, Florida. A six passenger simulator, trademarked as "Ipodz," is RELO's major asset. Ergonomically designed for maximum safety and comfort, Ipodz comes standard with seat belts, pneumatically operated passenger doors, emergency internal door release, smoke detector, low voltage interior lighting, and with a safety surveillance video system. Ipodz is the most technologically advanced simulator on the market today, providing entertainment content for both adults and children. The Company intends to purchase a five percent (5%) equity position in RELO, which equates to approximately 3,000,000 shares, on what we consider to be very favorable terms. At such time as RELO is able to establish a public trading market for its stock, the Company expects to distribute to its shareholders a significant portion of its equity ownership in RELO.

         Also during the Second Quarter, after discussions with numerous potential candidates exploring potential means of utilizing the Company's franchise document asset, held in the Company's subsidiary, Connect.Ad, Inc., the Company entered into a Letter of Intent to acquire, in Connect.Ad, a controlling interest in Enviro Tech of Carolina, Inc. Enviro Tech is an industrial products sales company, offering over six thousand products from over one hundred manufacturers. The Company decided in the Third Quarter not to pursue the acquisition, however, and negotiations have ceased.

         During the Third Quarter, the Company added strength to its management team by bringing in Stephen Durland, CPA, as Chief Financial Officer, bringing extensive experience in accounting and finance with micro cap public companies. Mr. Durland has owned a CPA firm which has acted as auditor for micro cap public companies for 11 years. The firm has had clients with operations in 16 foreign countries as well.

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 2002 ("QUARTER 2002") AND SEPTEMBER 30, 2001 ("QUARTER 2001").

         Revenues were $57,400 for the Quarter 2002 and $53,700 for the Quarter 2001, representing an increase of 6.9%. Approximately 26% of the Quarter 2002 revenues were derived from ICI and approximately 74% of the revenues were derived from IAI.

         Cost of Sales were $63 in the Quarter 2002 compared to $10,800 in the Quarter 2001. The decrease in Cost of Sales is a result reduced sales in IAI. Cost of Sales in Quarter 2002 were 100% from IAI.

         Selling, general, and administrative expenses were $138,200 for the Quarter 2002 compared to $220,000 for the Quarter 2001. The decrease in selling, general, and administrative expenses is a result of lower sales as well as significant cost savings from a strategic refocus of organizational resources.

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

         WE DEPEND UPON THE EFFORTS OF A FEW INDIVIDUALS AND EMPLOYEES, AND OUR ABILITY TO ATTRACT, RETAIN AND MOTIVATE HIGHLY SKILLED EMPLOYEES. We depend substantially on the services and performance of our senior management, particularly Barbara L. Tolley, our Chairman; Michael Posner, our President; Steve Durland, our Chief Financial Officer, Michael Bhethana, our Chief Information Officer; and Bradford L. Tolley, our Secretary and Treasurer. These individuals may not be able to fulfill their responsibilities adequately and may not remain with us. The loss of the services of any executive officers or other key employees could hurt our business.

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

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         In June, 2000, a former shareholder of Intelligence Network International, Inc. (INI) prior to its merger into the Company, brought a lawsuit in Palm Beach County, Florida, against the Company and Barbara L. Tolley, Chairman of the Company, and formerly the President of INI, claiming that he is entitled to more shares in the Company than he received pursuant to the merger of INI into the Company. During the Third Quarter 2002, the Plaintiff agreed to dismiss the lawsuit in exchange for the Company's agreement not to pursue recovery of its expenses in defending the suit.


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

         99.1   Sarbanes-Oxley 906 CEO certification

         99.2   Sarbanes-Oxley 906 CFO certification


         (b)      Reports on Form 8-K.

                  The Company filed two reports on Form 8-K during the quarter ended September 30, 2002.

                  (i)  The Company filed a report on Form 8-K on July 12, 2002

                  (ii) The Company filed a report on Form 8-K on September 13,
                       2002

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           Safe Technologies International, Inc.
                                           (Registrant)



Date:  November 14, 2002                 By:  /s/ Michael Posner
                                              ------------------------------
                                                (Signature)

                                 CERTIFICATIONS

         I, Stephen Durland, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Safe Technologies International, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: November 13, 2002

/s/ Stephen Durland
------------------------
Stephen Durland
Acting Chief Executive Officer (or equivalent thereof)



         I, Stephen H. Durland, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB Safe Technologies International, Inc;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

and

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: November 13, 2002

/s/ Stephen Durland
-------------------------
Stephen H. Durland
Chief Financial Officer (or equivalent thereof)