Form 10KSB
period 2002-12-31
SAFE TECHNOLOGIES INTERNATIONAL INC
filed 2003-03-31
CIK 829117

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER OR OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002
                                             -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________________ to _____________


                        Commission file number 000-17746
                                               ---------


                      Safe Technologies International, Inc.
                      -------------------------------------
                 (Name of small business issuer in its charter)


       Delaware                                         22-2824492
       --------                                         ----------
(State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)


125 Worth Ave, Suite 113, Palm Beach, FL                           33480
-------------------------------------------------               -----
(Address of principal executive offices)                      (Zip Code)


Issuer's telephone number, including area code: (561) 832-2700


Securities registered under Section 12(b) of the Exchange Act:

Title of each class                 Name of each exchange on which registered


Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $.00001 per share
                     ---------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section or of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $158,725.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of March 26, 2003, was $880,563.

The number of shares outstanding of the issuer's common stock, as of March 24, 2003, was 871,826,599.

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

PART I

Item 1.  Business

OVERVIEW. We are a company which has in the past focused on e-commerce. As of December 31, 2002, we have one active subsidiary: Internet Associates International, Inc., a Nevada corporation ("IAI"). Additional, inactive subsidiaries are Connect.ad, Inc., Connect.ad Services, Inc., and Total Micro, Inc., all Florida corporations.

IAI is an internet marketing and web site development firm involved in the development, marketing, and hosting of web sites. IAI specializes in designing and developing quality "market-driven" web sites to allow business customers to tap into the e-commerce platform, combining innovative web design and programming with traditional marketing and advertising elements especially designed to promote interactivity and volume response to each customer web site. IAI works with a variety of clients in providing web design services. The web design work that we provide through IAI for each client is customized. Hence, the contract price varies depending upon the nature and scope of the engagement. IAI currently provides web hosting to over 300 customers.

During 2002, we continued to evolve away from the e-commerce platform.
While the Company experienced frustration in its efforts to acquire additional operating businesses, we stayed with our plan of controlled, Fiscally responsible growth. We have confidence that our existing internet and e-commerce wholly-owned subsidiary will provide important niche services for small to medium-sized businesses, and that our subsidiary's management is entrepreneurial and flexible enough to accommodate additional market shifts. The Company continues to seek out entrepreneurial opportunities through acquisitions of new technology start up companies.

HISTORY AND SUMMARY OF ACTIVITY DURING PAST THREE YEARS. The Company was incorporated in Delaware on August 1, 1987 as Safe Aid Products Incorporated. On February 9, 1998, the Company acquired Intelligence Network International, Inc., a Florida corporation ("INI") pursuant to a reverse merger and changed its name to Safe Technologies International, Inc. As a result of the merger, our business then consisted of a broad range of internet and technology based services and products, operated through various subsidiaries.

During 2000, the Company focused on developing its e-commerce web sites, in order to take advantage of the market's interest in purchasing goods and services online, as well as making one potential acquisition which did not materialize.

To increase shareholder value, on April 24, 2001, we entered into a letter of intent to merge Internet Commerce, Inc., one of our wholly owned subsidiaries, with a Denmark company, Pro:Con A/S. We anticipated that the merger would close during 2001. However, ProCon, as a leading supplier of e-commerce, mid and back office solutions and neutral ticketing to the travel and related airline industry, with offices in six countries, was impacted not only by the economic slowdown, but also by a sudden loss of customers after the terrorist attacks of September 11, 2001. As a result, ProCon was forced into reorganization and bankruptcy in Denmark. In an effort to reorganize, we were approached by Rene

Moller, ProCon's past Management, and Jerry Latulippe, the broker and investment banker who introduced ProCon to the Company, with their restructuring plan. Based upon the restructuring plan, we entered into a replacement Merger Agreement with ProCon Systems, ApS, the reorganized entity. That merger closed on March 2002, and we own eight percent of the resulting entity, now known as Internet Commerce, Inc. ("ICI"). Under the terms of the Merger Agreement, ICI was to make monthly payments to us until it became a publicly traded company. In December, 2002, ICI stopped making these payments in breach of the Agreement. Concurrently, we learned that ICI's funding commitment, which had been presented to us as an inducement to enter into the Merger Agreement, had not been fulfilled. To date, ICI has not corrected the breach of the Merger Agreement. The Company is writing off its investment in ICI and does not presently anticipate that any further benefit will be realized from its ownership interest in ICI.

During the second quarter of 2002, we entered into another Merger Agreement with Agenesis, Inc., a Florida Corporation. Pursuant to this Agreement, Agenesis has merged into our wholly owned subsidiary, Connect.Ad of South Florida, Inc. We retained an eight percent ownership interest in Agenesis. Pursuant to the Merger Agreement, we have agreed to distribute half of our ownership interest to our shareholders, and Agenesis has filed a Registration Statement to register this distribution.

PROPRIETARY RIGHTS. We regard our copyrights, trademarks, trade names, trade secrets, web sites and domain names as valuable intellectual property. We rely upon copyright and trademark law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights. Effective intellectual property protection may not be available, however, in every country in which products and media properties are distributed or made available through the internet.

COMPETITION. The market for internet products and services is highly competitive. There are no substantial barriers to entry in these markets, and the Company expects that competition will continue to intensify. Internet commerce competes for customers and advertisers with other content providers, advertisers and traditional brick-and-mortar merchants, as well as with thousands of web sites operated by individuals, the government and educational institutions. We believe that our ability to compete successfully in the internet services market depends on a number of factors, including market presence; the adequacy of our design team and customer and technical support services; the capacity, reliability and security of our network infrastructure; our pricing policy for services; our competitors and suppliers; our ability to support existing and emerging industry standards; and industry and general economic trends.

EMPLOYEES. As of December 31, 2002, the Company had two full-time employees and five part-time employees. Of the employees, three are engaged in management positions and one is in an administrative position.

Item 2.  Property

The Company's principal executive office was relocated to 125 Worth Ave. Suite 113, Palm Beach, Florida, where the Company subleases approximately 1,500 square feet of office space. The Company's previous office lease at 2875 South Ocean Blvd., Palm Beach, Florida expired January, 2003.

IAI's lease in Boca Raton, Florida, expired in 2002, and IAI was relocated to shared office space with the Company at 125 Worth Avenue, Suite 113, Palm Beach, Florida, 33480. The rent for both companies' space is $3,000 per month.

Item 3.  Legal Proceedings

A former shareholder of INI, prior to its merger into the Company, had brought a lawsuit in Palm Beach County, Florida, against the Company and Barbara Tolley, formerly the President of INI, claiming that he was entitled to more shares in the Company than he received pursuant to the merger of INI into the Company in February, 1998. On August 16, 2002, the plaintiff executed a Voluntary Dismissal of the proceedings with each party bearing its own attorney's fees and costs.

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

               2000

               lst Quarter               .48/.039            .265/.029
               2nd Quarter               .182/.03          .087/.03125
               3rd Quarter               .06/.016             .05/.017
               4th Quarter            .07935/.013            .11/.0049

               2001

               lst Quarter               .55/.062             .56/.064
               2nd Quarter                .2/.056             .205/.06
               3rd Quarter              .075/.037             .08/.039
               4th Quarter             .0415/.017            .043/.018

               2002

               1st Quarter              .013/.005            .016/.007
               2nd Quarter              .007/.004            .009/.005
               3rd Quarter              .006/.002            .009/.003
               4th Quarter              .007/.002            .009/.004

The average of the bid and ask price of our common stock in the over-the-counter market as of the most recent available date, March 24, 2003 was $.0025 per share. The above quotations do not include retail mark-ups, mark-downs or commissions and represents prices between dealers and not necessarily actual transactions. The past performance of our securities is not necessarily indicative of future performance.

Common Stock and Warrants

As of December 31, 2002, we had issued and outstanding 871,826,599 shares of our common stock. The Class A and Class B Warrants previously outstanding have not been renewed.

Holders of Record

As of December 31, 2002, there were approximately 15,000 shareholders of record of our common stock, including beneficial owners holding shares through nominee name.

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

Item 6.  Management's Discussion and Analysis

(a) Caution Regarding Forward-Looking Information

Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-KSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(b) Summary

Safe Technologies International, Inc. (the "Company") was organized under the laws of the State of Delaware on May 21, 1987. The Company's maintains executive offices at 125 Worth Avenue, Palm Beach, FL 33480, Telephone: (561) 832-2700 on a month to month basis with no lease and has since December 2002.

(c) Results of Operations For the Years Ended December 31, 2002 & 2001

Financial Condition, Capital Resources and Liquidity

For the twelve months ending December 31, 2002 and 2001, the Company recorded revenues of $158,700 and $262,100 respectively. The decrease of $103,400 is due to the continuing fallout of the dot com bust and the continuing lackluster economy, with fewer client companies investing in web based technologies. For the twelve months ending December 31, 2002 and 2001, the Company had cost of sales of $6,000 and $51,500 respectively. The decrease of $44,500 is due to lower cost of content development evidenced by the lower revenues. For the twelve months ending December 31, 2002 and 2001, the Company recorded gross margin of $152,700 and $210,600, respectively. The decrease of $57,900, is primarily due to decreased revenues and corresponding decrease in the cost of product delivery.

For the twelve months ending December 31, 2002 and 2001, the Company had, on a consolidated basis, general and administrative expenses of $282,800 and $463,500, respectively. The decrease of $180,700 is due primarily to a continuing refocusing of the Company's efforts. For the twelve months ending December 31, 2002 and 2001, the Company had, on a consolidated basis, total operating expenses of $541,800 and $769,000, respectively. The decrease of $227,200 is due primarily to a continuing refocusing of the Company's efforts.

Net Losses

For the twelve months ending December 31, 2002 and 2001, the Company reported a net loss from operations of $389,000 and $558,400 respectively. The decrease of $169,400 is the result of the decrease of general and administrative expenses less the decrease in cost of sales.

At December 31, 2002, the Company had assets totaling $366,000 and an accumulated net loss of $7,393,000.

Liquidity/Working Capital

At December 31, 2002, the company had $581,200 working capital deficit compared to $516,300 at December 31, 2001. The increase of $64,900 is primarily due to the loss recorded for the year ended December 31, 2002, and the decrease in sales, and therefore accounts receivable.

There can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities.

The Company is currently evaluating its options for raising additional working capital via a private placement of either debt or equity.

Net Operating Loss Carry-forwards

The Company has net operating loss carry-forwards of approximately $7,393,000 expiring $445,000, $589,200, $3,016,100 and $920,000 at December 31, 2022, 2021,
2020 and 2019 respectively. The Company has a $3,000,000 deferred tax asset resulting from the loss carry-forwards, for which it has established a one hundred percent (100%) valuation allowance. The Company may not be able to utilize such carry-forwards as the Company has no history of profitable operations.

Going Concern

We are the subject of a "going concern" audit opinion. Such qualification was issued because we have incurred losses from operations. As of December 31, 2002, we had negative working capital of $581,200 that raises substantial doubt about our ability to continue as a going concern. We had an overall net cash outflow of $21,800 for the year ended December 31, 2002 and incurred a net loss of $445,000 for the year ended December 31, 2002.

In addition, there is no assurance that we will be able to successfully raise the funds necessary to fund operations through any means available. Further, there is no assurance that we will be able to successfully grow operations even if we are successful in acquiring the funds necessary, which may have a material impact on our financial position and results of operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" summarizing the SEC's views in applying generally accepted accounting principles to various revenue recognition issues. Management believes that its revenue recognition practices are in conformity with SAB No. 101.

In April 2000, the FASB issued FASB Interpretation No. 44 ("FIN No. 44"), "Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB No. 25." We have adopted the provisions of FIN No. 44, and such adoption did not impact our results of operations.

In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Asset and Extinguishment of Liabilities", a replacement of SFAS No. 125. Management does not expect the standard to have any effect on our financial position or results of operations.

In July 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." We have adopted the provisions of SFAS No. 141 and 142, and such adoption did not impact our results of operations.

In July 2001, the SEC issued SAB 102 "Selected Loan Loss Allowance Methodology and Documentation Issues." We do not expect this SAB to have any effect on our financial position or results of operations.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." Management does not expect the standard to have any effect on our financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets." We have adopted the provisions of SFAS No. 144 and 142, and such adoption did not impact our results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS's 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections." Management does not expect the standard to have any effect on our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Management does not expect the standard to have any effect on our financial position or results of operations.

In October 2002, the FASB issued SFAS No. 147, "Acquisition of Certain Financial Institutions." Management does not expect the standard to have any effect on our financial position or results of operations.

RISK FACTORS

We are engaged in providing support to those involved in commerce on the Internet platform. This business involves many opportunities, as well as significant risks, many of which are out of our control. Some of the risks that we face are as follows:

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

We will rely upon third-party computer systems and third-party service providers, including Internet bandwidth providers. Any interruption in these third-party services or deterioration in their performance could impair the quality of our service. If our arrangements with any of these third-parties were to be terminated, we may not be able to find an alternative source of systems support on a timely basis or on commercially reasonable terms.

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

We may be subject to delays because of intentional, criminal third party intervention. Though we have taken several precautions to prevent any disruptions from terrorist attacks and hackers, we cannot guarantee that our operations are completely invulnerable. A disruption can occur from numerous sources, including damage to the company property, damage to one of our vendors, suppliers or customers, or damages to third parties such that it restricts the flow of commerce. Disruptions could materially adversely affect our revenues.

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

Our success depends in large part upon the efforts of a few individuals and our ability to attract, retain and motivate highly skilled employees. We depend substantially on the services and performance of our senior management, particularly Michael Posner, our President; Stephen Durland, our Chief Financial Officer; Barbara L. Tolley, one of our Directors; Michael Bhethana, our Chief Information Officer; and Bradford L. Tolley, our Secretary, Treasurer and Vice Present of Investor Relations. These individuals may not be able to fulfill their responsibilities adequately and may not remain with us. The loss of the services of any executive officers or other key employees could hurt our business.

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

FUTURE BUSINESS STRATEGY

We believe that the Company, having survived the dot.com crash and still being a participant in the internet industry, has benefited from a period of trial and error. The development of the internet to date has been instructive. Several members of the Company's management, having been pioneers in the internet industry, are also experienced business people.

The Company's future business strategy is first to continue to add experienced management personnel whose business philosophies are strongly weighted toward earnings and value; and second, to evaluate, acquire, and administer additional operating companies in growth industries which can operate as individual profit centers, while benefiting and using the experienced administration provided them under the Company's corporate umbrella.

The most important new aspect of our business strategy is to acquire minority interests in operating companies by merging them into one of our wholly owned subsidiaries. We expect this to strengthen the Company's balance sheet without incurring debt. Ultimately, as the stock retained by the Company is sold, we expect the Company's cash position to be significantly improved.

Item 7.  Financial Statements

         See attached Financial Pages beginning with F-1.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no disagreements with Accountants on Accounting and Financial Disclosure in 2002.

PART III

Item 9.  Directors, Executive Officers and Significant Employees

The executive officers and directors of the Company during 2002 were as follows:

Name                              Age              Position Held with Registrant
----                              ---              -----------------------------
Barbara L. Tolley                 66               Director
Charles N. Martus                 81               Director
Jack W. Tolley                    80               Director
Robert L. Alexander               62               Director
Michael Posner                    42               President
Stephen Durland                   48               Chief Financial Officer
Bradford L. Tolley                38               Secretary and Treasurer
Michael Bhathena                  36               Vice President
Melanie Fitzpatrick               25               President of IAI

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

Barbara L. Tolley has served as a Director of the Company since February 9, 1998. Ms. Tolley served as Chief Executive Officer from February 9, 1998 to May, 2002. Ms. Tolley received her BA from Ohio State University in 1959. In 1975, she founded Westchester Ltd., Inc., a privately held company specializing in international marketing and advertising in which she held the office of President until 1989. Ms. Tolley founded Property Intelligence, LTD, in 1990, an international real estate marketing and consulting company. Ms. Tolley founded Property Intelligence International, Inc., (PII), in 1992, a Real Estate online business information and database service in collaboration with AT&T's Business Services. Since 1996, Ms. Tolley has been one of the majority stockholders in Villas International Realty, Inc., an international holiday rental agency. Ms. Tolley is the wife of Jack W. Tolley and the mother of Bradford L. Tolley.

Michael Posner has been President of the Company since August, 2000. Mr. Posner is a shareholder in the law firm of Ward, Damon & Posner, P.A., where he has been since 1989. He is a member of the Florida Bar. Mr. Posner received his Juris Doctor degree in 1985 from the University of Florida.

Stephen Durland has been Chief Financial Officer of the Company since August, 2002. Mr. Durland is the principal of Durland & Company, CPAs, P.A., which has specialized in micro-cap public company audits since April 1991. The firm's clients have included US public companies with operations in 16 foreign countries, in a variety of industries. Prior to 1991, Mr. Durland spent three years in a small public accounting firm, six years in corporate accounting and two years in investment securities sales. Mr. Durland has formerly held NASD Series 6, 22 and 63 securities licenses. Mr. Durland received a BAS in accounting from Guilford College in Greensboro, North Carolina in 1982. Mr. Durland is a Certified Public Accountant in several states.

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

Melanie Fitzpatrick has been President of Internet Associates International, Inc., since May 2002. Ms. Fitzpatrick has extensive Office Administration and Internet career experience. Ms. Fitzpatrick is in process of completing a degree at Palm Beach Community College.

Item 10.  Executive Compensation

                                                     SUMMARY COMPENSATION TABLE

                                            Annual Compensation                            Long Term Compensation
                                -------------------------------------------     -------------------------------------------------
                                                                                          Awards                Payouts
                                                                                -----------------------------   -------
                                                                    Other       Restricted        Securities
Name and Principal                                                 Annual          Stock          Underlying      LTIP      Other
       Position                 Year       Salary    Bonus          Comp           Awards          Options      Payouts      Comp
------------------              ----       ------    -----          ----           ------          -------      -------      ----
Michael Posner, President       2002        0          0          $10,000 (1)     1,400,000             0          0          0

Michael Bhathena,               2002        0          0                0                 0             0          0          0
Vice President

Stephen Durland,                2002        0          0                0                 0             0          0          0
Chief Financial Officer

Bradford Tolley,                2002        0          0                0        20,000,000             0          0          0
Secretary & Treasurer

Melanie Fitzpatrick,            2002        0          0                0                 0             0          0          0
President of IAI

(1)  Represents 1,000,000 shares valued at $.01 per share

Options Granted to the Named Executive Officers During 2002

The Company did not grant any options to the Named Executive Officers during the fiscal year ended December 31, 2002.

Aggregated Option Exercises and Fiscal Year-End Option Value

During 2002, none of the Company's directors or executive officers exercised any options to acquire securities of the Company. As of December 31, 2002, none of the Company's directors or executive officers held any options to purchase any securities of the Company.

Incentive Stock Plans

In April 1998, the Company adopted the Safe Technologies International, Inc. -1998 Incentive Stock Plan. This Plan is intended to provide incentives to, and awards for, certain eligible employees, officers, directors and consultants who have contributed and will continue to contribute to the success of the Company. The Incentive Stock Plan provides for the granting of non-statutory stock options, restricted stock grants and stock awards. The Company has reserved up to 30,000,000 shares of common stock under the Incentive Stock Plan, consisting of a maximum of 15,000,000 restricted stock grants and 15,000,000 stock awards. The 1998 Stock Plan is administered by the Compensation Committee of the Board of Directors.

In December 1999, the Company adopted the Safe Technologies International, Inc.
- Year 2000 Stock Award Plan. This Plan is intended to provide incentives to, and awards for, certain eligible employees, officers, directors and consultants who have contributed and will continue to contribute to the success of the Company. The Plan provides for the granting of up to 30 million stock awards and is administered by the Compensation Committee of the Board of Directors.

In May, 2002, the Company adopted the Safe Technologies International, Inc. - Year 2002 Stock Award Plan. This Plan is intended to provide incentives to, and awards for, certain eligible employees, officers, directors and consultants who have contributed and will continue to contribute to the success of the Company. The Plan provides for the granting of up to 30 million stock awards and is administered by the Compensation Committee of the Board of Directors.

Under one or more of the above Plans, the Company awarded 3,500,000 shares during 2002, 4,000,000 shares during 2001, and 14,450,000 shares during 2000 to its officers, directors and consultants.

Director Compensation

Directors receive no compensation for services rendered as members of the Company's Board of Directors. However, Robert Alexander, a director of the Company, provided consulting services to the Company outside of the scope of his duties as director and received 200,000 shares of Restricted Common Stock during 2002 for such services. In addition, Barbara Tolley, Chairman of the Board of Directors received 10,000,000 shares of Restricted Common Stock during 2002 for such services.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the number of shares of the Company's Common Stock that are beneficially owned by (i) each executive officer of the Company, (ii) each director of the Company and (iii) each shareholder of the Company who owns more than 5% of the Company's Common Stock as of December 31, 2002. An asterisk indicates beneficial ownership of less than 1% of the Company's outstanding stock. Except as otherwise indicated, each of the shareholders listed below has voting and investment power over the shares beneficially owned and the address of each beneficial owner is c/o the Company at 125 Worth Ave., Suite 113, Palm Beach, Florida 33480. As of December 31, 2002, there were issued and outstanding 871,826,599 shares of the Company's common stock.

Beneficial Owner                  Number of Shares             Percent of Class
----------------                  ----------------             ----------------


Barbara L. Tolley (1)                240,100,000                       27.5
Director

Charles N. Martus                        400,000                       *
Director

Jack W. Tolley                           800,000                       *
Director

Robert Alexander                         200,000                       *
Director

Michael Posner                         3,800,000                       *
President

Stephen Durland                                0                       *
Chief Financial Officer

Brad L. Tolley (1)                    12,900,000                        1.5
Secretary, Treasurer

Michael Bhathena                       1,000,000                       *
Vice President

Melanie Fitzpatrick                    1,000,000                       *
President of IAI

Ruth Deutsch (2)                     225,870,657                       25.9
Shareholder

Franklin Frank (2)                   225,070,657                       25.9
Shareholder

All Officers and Directors           486,270,657                       55.8
and 5% beneficial owners
as a group (11 persons)

(1) Represents 240,100,000 shares held by The Lang Family Trust, of which Barbara Tolley is trustee.

(2) Includes 151,870,650 shares held by Ruth Deutsch, 34,000,000 shares held by Franklin Frank, Ms. Deutsch's husband, 34,000,000 shares held by LVDB, Inc., a corporation controlled by Mr. Frank, 4,000,000 shares by Lenore Hardy, Mr. Frank's daughter, and 2,000,000 shares owned by Charles Frank, Mr. Frank's son. Ms. Deutsch disclaims any beneficial interest in the shares held by her husband.

Item 12.  Certain Relationships and Related Party Transactions

Robert Alexander, a director of the Company, provided consulting services to the Company outside of the scope of his duties as director and received 200,000 shares of Restricted Common Stock during 2002 for such services.

In 2001 and 2002, the Company purchased services from, and made reimbursements to, a company owned by Barbara Tolley, a Director of the Company. The services purchased were primarily secretarial, and reimbursements included telephone expenses, courier charges and postage. Total payments made to this company during 2002 were $18,721. Total amounts owed to this company as of December 31, 2002 were $22,087.

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

         2.5 Merger agreement dated March 18, 2002 between ProCon Systems ApS, Internet Commerce, Inc., and the Company (filed herewith).

         2.6 Merger agreement dated March 25, 2002 between All American Acquisition Associates, Inc., Connect.ad of South Florida, Inc., and the Company (filed herewith).

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

         10.8 Year 2002 Stock Award Plan (filed herewith).

         16.1 Letter on Change in Certifying Accountant (filed as Exhibit 99.1 to the Company's Report on Form 8-K dated March 9, 1999 and filed as an Exhibit to the Company's Annual Report on Form 10-KSB for 1998 filed March 31, 1999).

         16.2 Letter on Change in Certifying Accountants (filed as Exhibit 99.1 to the Company's Report on Form 8-K/A dated December 18, 2000).

         16.3 Letter on Change in Certifying Accountants (filed as Exhibit 99.2 to the Company's Report on Form 8-K dated March 3, 2003).

         21.1 Subsidiaries of the Company (filed as Exhibit 21.1 to the Company's annual report on Form 10KSB/A for the year ended December 31, 1999).

         99.1 Sarbanes-Oxley Certification by Chief Executive Officer (filed herewith).

         99.2 Sarbanes-Oxley Certification by Chief Financial Officer (filed herewith).

         (b) Reports on Form 8-K.

The Company filed one report on Form 8-K during the fourth quarter ended December 31, 2002, on November 21, 2002

Item 14. Controls and Procedures

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time frames specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control, objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and within the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this Amendment No. 1 to the Company's Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFE TECHNOLOGIES INTERNATIONAL, INC.

By: /s/ Michael  Posner
       -----------------------------------------
        Michael Posner, President

Date:   March 28, 2003

In accordance with the Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Michael Posner
       ------------------------------------------
        Michael Posner, President

Date:   March 28, 2003

By: /s/ Barbara L. Tolley
       ------------------------------------------
        Barbara L. Tolley, Director

Date:   March 28, 2003

By: /s/ Stephen Durland
      ------------------------------------------
        Stephen Durland, Chief Financial Officer

Date:   March 28, 2003

By: /s/ Charles N. Martus
      ------------------------------------------
        Charles N. Martus, Director

Date:   March 28, 2003

By: /s/ Jack W. Tolley
       ------------------------------------------
        Jack W. Tolley, Director

Date:   March 28, 2003

By: /s/ Robert L. Alexander
      ------------------------------------------
        Robert L. Alexander, Director

Date:   March 28, 2003

                                 CERTIFICATIONS
                                 --------------

I, Michael Posner, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Safe Technologies International, Inc.

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003


/s/ Michael Posner
---------------------------
Michael Posner, President

I, Stephen Durland, certify that:


         1. I have reviewed this annual report on Form 10-KSB of Safe Technologies International, Inc.

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003


/s/ Stephen Durland
-----------------------------------
Stephen Durland, Chief Financial Officer

                          INDEX TO FINANCIAL STATEMENTS




Independent Auditors' Report...........................................F-2 & F-3

Consolidated Balance Sheets..................................................F-4

Consolidated Statements of Operations........................................F-5

Consolidated Statements of Stockholders' Equity..............................F-6

Consolidated Statements of Cash Flows........................................F-7

Notes to Consolidated Financial Statements...................................F-8

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Safe Technologies International, Inc.
Palm Beach, Florida

We have audited the accompanying consolidated balance sheet of Safe Technologies, Inc. as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Safe Technologies, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the consolidated financial statements, the Company has experienced a loss in 2002 and 2001. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                           Baum & Company, P.A.

Coral Springs, Florida
March 17, 2003

INDEPENDENT AUDITOR'S REPORT
----------------------------




To the Board of Directors and Shareholders
Safe Technologies International, Inc.
    And Subsidiaries
Palm Beach, Florida


We have audited the accompanying consolidated balance sheet of Safe Technologies International, Inc., a Delaware corporation, and subsidiaries, as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Safe Technologies International, Inc. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the consolidated financial statements, the Company incurred significant losses in 2001 and is completely reliant on the Internet industry for its operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in
Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                         Michaelson & Co., P.A.
West Palm Beach, Florida
March 14, 2002

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  December 31,

                                                                            2002           2001
                                                                        -----------     -----------

                                     ASSETS
CURRENT ASSETS
   Cash                                                                 $     1,940     $    23,742
   Accounts receivable, net of allowance for doubtful accounts of
        $20,000 and $17,781, respectively                                     4,762           9,518
                                                                        -----------     -----------

            Total current assets                                              6,702          33,260
                                                                        -----------     -----------

PROPERTY AND EQUIPMENT
    Furniture, fixtures and equipment                                       215,272         218,206

        Less: Accumulated depreciation                                      153,681        (114,145)
                                                                        -----------     -----------

            Total property and equipment                                     61,591         104,061
                                                                        -----------     -----------

OTHER ASSETS
    Deposits                                                                  7,292           9,201
    Other assets, net                                                       290,435         394,161
                                                                        -----------     -----------

            Total other assets                                              297,727         403,362
                                                                        -----------     -----------

Total Assets                                                            $   366,020     $   540,683
                                                                        ===========     ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable                                                    $    89,358     $    69,248
    Accrued expenses                                                         97,842          73,733
    Notes payable                                                           400,741         402,091
    Deferred revenue                                                              0           4,515
                                                                        -----------     -----------

            Total current liabilities                                       587,941         549,587
                                                                        -----------     -----------

Total Liabilities                                                           587,941         549,587
                                                                        -----------     -----------

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, $0.00001 par value, 999,999,000 shares authorized;
      871,826,599 and 829,326,599 shares issued and outstanding               8,718           8,293
    Additional paid-in capital                                            7,150,380       6,930,864
    Subscriptions received                                                   12,000               0
    Retained earnings (deficit)                                          (7,393,019)     (6,948,061)
                                                                        -----------     -----------

            Total stockholders' equity (deficit)                           (221,921)         (8,904)
                                                                        -----------     -----------

Total Liabilities and Stockholders' Equity (Deficit)                    $   366,020     $   540,683
                                                                        ===========     ===========


     The accompanying notes are an integral part of the financial statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            Years Ended December 31,

                                                             2002             2001
                                                        -------------     -------------
REVENUES

    Sales, net of customer returns                      $     158,725     $     262,065
                                                        -------------     -------------

          Net sales                                           158,725           262,065
                                                        -------------     -------------

COST OF SALES

    Cost of goods sold                                          5,979            51,479
                                                        -------------     -------------

          Total cost of sales                                   5,979            51,479
                                                        -------------     -------------

Gross margin                                                  152,746           210,586
                                                        -------------     -------------

OPERATING EXPENSES
    Sales and marketing expense                                 9,344             6,152
    Compensation                                              160,298           193,500
    General and administrative expenses                       282,815           463,549
    Amortization and depreciation                              70,158            76,758
    Bad debt expense                                           19,149            29,015
                                                        -------------     -------------

          Total operating expenses                            541,764           768,974
                                                        -------------     -------------

Operating income (loss)                                      (389,018)         (558,388)
                                                        -------------     -------------

OTHER INCOME (EXPENSE)
    Interest expense                                          (29,709)          (30,781)
    Writeoff of investment                                     (5,996)                0
    Loss on divestment                                        (55,237)                0
    Other income                                               35,000                 0
                                                        -------------     -------------

          Total other income (expense)                        (55,942)          (30,781)
                                                        -------------     -------------

Loss before taxes                                            (444,960)         (589,169)
Income taxes                                                        0                 0
                                                        -------------     -------------

Net income (loss)                                       $    (444,960)    $    (589,169)
                                                        =============     =============

Net income (loss) per common share, basic               $       (0.00)    $       (0.00)

                                                        =============     =============

Weighted average number of common shares outstanding      870,064,955       819,347,048
                                                        =============     =============

     The accompanying notes are an integral part of the financial statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                            TOTAL
                                 NUMBER                     ADDITIONAL                                   STOCKHOLDERS'
                                   OF          COMMON        PAID-IN         SUBS.        ACCUMULATED       EQUITY
                                 SHARES        STOCK         CAPITAL        RECEIVED        DEFICIT        (DEFICIT)
                              -----------    -----------    -----------    -----------    -----------     -----------
BEGINNING BALANCE,
December 31, 2000             805,605,299    $     8,056    $ 6,599,060    $         0    $(6,358,891)    $   248,225

Cash                           14,621,300            146        149,896              0              0         150,042
Expenses reimbursement            750,000              8         14,992              0              0          15,000
Services                        8,350,000             83        166,917              0              0         167,000
Net loss                                0              0              0              0       (589,169)       (589,169)
                              -----------    -----------    -----------    -----------    -----------     -----------

BALANCE, December 31, 2001    829,326,599          8,293      6,930,865              0     (6,948,060)         (8,902)

Cash                            5,000,000             50         49,950              0              0          50,000
Legal fees                      3,500,000             35         16,465              0              0          16,500
Subscription received                   0              0              0         12,000              0          12,000
Shares for services            34,000,000            340        153,100              0              0         153,440
Net loss                                0              0              0              0       (444,960)       (444,960)
                              -----------    -----------    -----------    -----------    -----------     -----------

ENDING BALANCE,
December 31, 2002             871,826,599    $     8,718    $ 7,150,380    $    12,000    $(7,393,020)    $  (221,922)
                              ===========    ===========    ===========    ===========    ===========     ===========

     The accompanying notes are an integral part of the financial statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years Ended December 31,

                                                                            2002         2001
                                                                         ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                        $(444,958)    $(589,169)
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                           70,158        76,758
    Bad debt expense                                                        19,149        (1,100)
    Expenses paid by common stock                                          169,940       180,041
Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                               2,537        16,478
    (Increase) decrease in deposits                                          1,908         3,688
    (Increase) decrease in other assets                                          0       119,958
    Increase (decrease) in accounts payable                                 20,710        (2,801)
    Increase (decrease) in accrued expenses                                 24,109        31,690
    Increase (decrease) in deferred revenue                                 (4,515)            0
    Increase (decrease) in lease payable - current portion                       0        (1,700)
    Increase (decrease) in shareholders' loan                               (1,350)       16,089
                                                                         ---------     ---------

Net cash provided (used) by operating activities                          (142,312)     (150,068)
                                                                         ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in Agenesis Corp.                                              (796)            0
    Purchase of property and equipment                                      (1,927)      (18,892)
    Loss of divestment                                                      55,237             0
    Writeoff of investment                                                   5,996             0
                                                                         ---------     ---------

Net cash provided (used) by investing activities                            58,510       (18,892)
                                                                         ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in subscription of common stock                                12,000             0
    Sale of common stock                                                    50,000       152,000
                                                                         ---------     ---------

Net cash provided (used) by financing activities                            62,000       152,000
                                                                         ---------     ---------

Net increase (decrease) in cash                                            (21,802)      (16,960)

CASH and equivalents, beginning of period                                   23,742        40,702
                                                                         ---------     ---------

CASH and equivalents, end of period                                      $   1,940     $  23,742
                                                                         =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Payment of interest in cash                                              $       0     $       0
                                                                         =========     =========

     The accompanying notes are an integral part of the financial statements

                     SAFE TECHNOLOGIES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    THECOMPANY The Company was incorporated under the laws of the State of Delaware on May 21, 1987 as Safe Aid Products, Inc. On February 9, 1998, the Company changed its name to Safe Technologies International, Inc. Safe Technologies International, Inc. ("Safe Tech") is a multi-faceted company specializing in Internet services and products.

         A) PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of Safe Technologies International, Inc. and its subsidiaries, Total Micro Computers, Inc., Connect.ad, Inc., Connect.ad Services, Inc. and Internet Associates International, Inc. All material intercompany transactions and balances have been eliminated in the consolidated financial statements.

         B) USE OF ESTIMATES The financial statements have been prepared in conformity with accounting principles generally accepted in the United States. In preparing the financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the balance sheets and statements of operations for the years then ended. Actual results may differ from these estimates. Estimates are used when accounting for allowance for bad debts, collectibility of accounts receivable, amounts due to service providers, depreciation, litigation contingencies, among others.

         C) REVENUE RECOGNITION Revenues of Safe Technologies International, Inc. are recognized at the time the services are rendered to customers. Services are rendered when the Company's representatives receive the customer's requests and completes the customer's orders.

         D) NET LOSS PER SHARE, BASIC Net income per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. Net income per share, diluted, is not presented as no potentially dilutive securities are outstanding.

         E) CASH EQUIVALENTS The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents, accounts receivable and accounts payable are short-term in nature and the net values at which they are recorded are considered to be reasonable estimates of their fair values. The carrying values of notes payable are deemed to be reasonable estimates of their fair values.

         F) CONCENTRATION RISKS The Company's sources of revenue and accounts receivable are comprised primarily of customers in the Internet industry. The Company requires no collateral from its customers since, in many cases, it has written contracts with them.

         G) FIXED ASSETS Fixed assets are recorded at cost. Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets of generally five or ten years. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation expense was $44,130 and $48,281 for the years ended December 31, 2002 and 2001, respectively.

         H) INTANGIBLE ASSETS The Company continually evaluates the carrying value of goodwill and other intangible assets to determine whether there are any impairment losses. If indicators of impairment are present in intangible assets used in operations and future cash flows are not expected to be sufficient to recover the assets' carrying amount, an impairment loss would be charged to expense in the period identified.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         H) INTANGIBLE ASSETS (CONTINUED) Management has determined that the goodwill, copyrights and trademarks reflected on the Company's balance sheet at December 31, 2002 represent viable assets that, in the foreseeable future, will generate sufficient cash flows to recover their carrying amounts. Amortization of trademarks, copyrights and goodwill is determined utilizing the straight-line method based generally on the estimated useful lives of the intangibles, generally over fifteen years.

         I) ADVERTISING Advertising costs, which are included in selling, general and administrative expenses, are expensed as costs are incurred. Advertising expense was $6,949 and $6,152 for the years ended December 31, 2002 and 2001, respectively.

         J) DEFERRED REVENUE Deferred income arises in the normal course of business from the development of new web site contracts. Deferred income at December 31, 2002 and 2001 was $0 and $4,515, respectively.

(2) INCOME TAXES Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry- forwards for income tax purposes of approximately $7,393,000 expiring $445,000, $589,200, $3,016,100 and $920,000 at December 31,
         2022, 2021, 2020 and 2019, respectively. The amount recorded as deferred tax asset as of December 31, 2002 is approximately $3,000,000, which represents the amount of tax benefit of the loss carry-forward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(3) STOCKHOLDERS' EQUITY The Company has authorized 999,999,000 shares of $0.00001 par value common stock, with 871,826,599 shares issued and outstanding. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance.

         At December 31, 2000, the Company had 805,605,299 shares of common stock issued and outstanding. In 2001, the Company issued 14,621,300 shares of restricted common stock in exchange for $150,042 in cash, at prices ranging from par value to $0.03 per share. In 2001, the Company issued 750,000 shares of restricted common stock to reimburse a company officer for $15,000 in expenses paid by the officer, or at a value of $0.02 per share. In 2001, the Company issued 8,350,000 shares of common stock in exchange for services valued at $167,000, at a price of $0.02 per share.

         In 2002, the Company issued 5,000,000 shares of restricted common stock in exchange for $50,000 in cash, or $0.01 per share. In 2002, the Company issued 3,500,000 shares of common stock for legal services valued at $16,500, at prices ranging from $0.0038 to $0.007 per share. In 2002, the Company issued 34,000,000 shares of common stock for services valued at $153,440, or $0.0045 per share. In 2002, the Company received $12,000 in cash for approximately 2,500,000 shares of restricted common stock. These shares have not yet been issued.

(4) COMMITMENTS AND CONTINGENCIES An individual who was a shareholder of INI (prior to its merger with Safe Tech), filed a lawsuit in June 2000 against Safe Tech, its chairman and chief executive officer. He was claiming that he was entitled to more shares in the Company than he received pursuant to the merger of INI with Safe Tech. In August 2002, the plaintiff executed a voluntary dismissal of these proceedings.

         The Company rents office space in Palm Beach, Florida on a month-to-month basis. The total monthly rent is currently $3,000. The Company also rented office furniture and equipment on a month-to-month basis for $1,000 from the president, an arrangement that was discontinued in March 2001when the furniture and equipment was purchased.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5) SHORT-TERM DEBT At December 31, 2002 and 2001, short-term debt consisted of the following:

                                                        2002            2001
                                                    ------------    -----------
12% note payable to an officer, unsecured, due
on demand.  Upon any default, the note
becomes due immediately at an interest rate of
18% per annum.                                      $   231,513    $   231,513

Note payable to a shareholder, unsecured, due
on demand, no interest rate specified.                   134,086        134,086

Note payable to CGI Marketing, unsecured,
due on demand, with an interest rate of 5.5%.             35,142         35,142

Note payable to an officer, unsecured, due on
demand, no interest rate specified.                            0          1,350
                                                    ------------    -----------

Total short-term debt                               $    400,741    $   402,091
                                                    ============    ===========

(6) GOING CONCERN The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $445,000 and $589,200 for the years ended December 31, 2002 and 2001, respectively, for a total cumulative loss of $7,393,000. The ability of the Company to continue as a going concern is dependent upon developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to begin its planned operations.

(7) RELATED PARTY TRANSACTIONS In 2002 and 2001, the Company purchased services from and made reimbursements to a related party company owned by an officer and major shareholder. The services purchased were primarily secretarial, and reimbursements included telephone expenses, courier charges and postage. Total payments made to this company during the years ended December 31, 2002 and 2001 were $18,721 and $15,804, respectively. Total amounts owed to this company as of December 31, 2002 and 2001 were $22,087 and $6,905, respectively.