Form 10QSB
period 2003-03-31
SAFE TECHNOLOGIES INTERNATIONAL INC
filed 2003-05-15
CIK 829117

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2003
                                        --------------

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

                 125 Worth Ave., Suite 113, Palm Beach, FL 33480
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 (561) 832-2700
                                 --------------
                           (Issuer's telephone number)


           ______________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 874,426,599


Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.


                          INDEX TO FINANCIAL STATEMENTS




Consolidated Balance Sheets.............................................2

Consolidated Statements of Operations...................................3

Consolidated Statements of Stockholders' Equity.........................4

Consolidated Statements of Cash Flows...................................5

Notes to Consolidated Financial Statements..............................6

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                              March 31, 2003        December 31, 2002
                                                                              --------------        -----------------
                                                                                (unaudited)
                                     ASSETS
CURRENT ASSETS
   Cash                                                                         $    21,646           $     1,940
   Accounts receivable, net of allowance for doubtful accounts of $20,000             2,668                 4,762
                                                                                -----------           -----------
            Total current assets                                                     24,314                 6,702
                                                                                -----------           -----------

PROPERTY AND EQUIPMENT
    Furniture, fixtures and equipment                                               215,272               215,272
        Less: Accumulated depreciation                                             (164,229)             (153,681)
                                                                                -----------           -----------
            Total property and equipment                                             51,043                61,591
                                                                                -----------           -----------

OTHER ASSETS
    Deposits                                                                          3,043                 7,292
    Other assets (net of amortization of $257,443 and $254,119, respectively)       286,315               290,435
                                                                                -----------           -----------
            Total other assets                                                      289,358               297,727
                                                                                -----------           -----------
Total Assets                                                                    $   364,715           $   366,020
                                                                                ===========           ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable                                                            $    67,398           $    89,358
    Accrued expenses                                                                 15,626                97,842
    Notes payable                                                                   557,872               400,741
    Deferred revenue                                                                      0                     0
                                                                                -----------           -----------
            Total current liabilities                                               640,896               587,941
                                                                                -----------           -----------
Total Liabilities                                                                   640,896               587,941
                                                                                -----------           -----------

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, $0.00001 par value, 999,999,000 shares authorized;
       874,826,599 and 829,326,599 shares issued and outstanding                      8,748                 8,718
    Additional paid-in capital                                                    7,157,850             7,150,380
    Subscriptions received                                                           12,000                12,000
    Retained earnings (deficit)                                                  (7,454,779)           (7,393,019)
                                                                                -----------           -----------
            Total stockholders' equity (deficit)                                   (276,181)             (221,921)
                                                                                -----------           -----------

Total Liabilities and Stockholders' Equity (Deficit)                            $   364,715           $   366,020
                                                                                ===========           ===========


     The accompanying notes are an integral part of the financial statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          Three Months Ended March 31,
                                   (Unaudited)

                                                           2003             2002
                                                       -------------    -------------
REVENUES

    Sales, net of customer returns                     $      29,956    $      49,563
                                                       -------------    -------------
          Net sales                                           29,956           49,563
                                                       -------------    -------------

COST OF SALES
    Cost of goods sold                                           180            5,693
                                                       -------------    -------------
          Total cost of sales                                    180            5,693
                                                       -------------    -------------
Gross margin                                                  29,776           43,870
                                                       -------------    -------------

OPERATING EXPENSES
    Advertising expense                                          245            2,150
    Consulting fees                                           12,684            8,983
    General and administrative expenses                       27,983           34,078
    Amortization and depreciation                             13,871           19,237
    Legal and professional services                           26,325           20,178
                                                       -------------    -------------
          Total operating expenses                            81,108           84,626
                                                       -------------    -------------
Operating income (loss)                                      (51,332)         (40,756)
                                                       -------------    -------------

OTHER INCOME (EXPENSE)
    Interest expense                                         (10,427)          (7,429)
    Gain on sale of subsidiary                                     0            3,750
                                                       -------------    -------------
          Total other income (expense)                       (10,427)          (3,679)
                                                       -------------    -------------

Loss before taxes                                            (61,759)         (44,435)
Income taxes                                                       0                0
                                                       -------------    -------------
Net income (loss)                                      $     (61,759)   $     (44,435)
                                                       =============    =============

Net income (loss) per common share, basic              $       (0.00)   $       (0.00)
                                                       =============    =============

Weighted average number of common shares outstanding     874,826,599      833,026,599
                                                       =============    =============


     The accompanying notes are an integral part of the financial statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                                       TOTAL
                                     NUMBER                         ADDITIONAL                                      STOCKHOLDERS'
                                       OF            COMMON          PAID-IN         SUBS.         ACCUMULATED         EQUITY
                                     SHARES           STOCK          CAPITAL        RECEIVED         DEFICIT          (DEFICIT)
                                   -----------     -----------     -----------     -----------     -----------      -----------
BEGINNING BALANCE,
December 31, 2000                  805,605,299     $     8,056     $ 6,599,060     $         0     $(6,358,891)     $   248,225

Cash                                14,621,300             146         149,896               0               0          150,042
Expenses reimbursement                 750,000               8          14,992               0               0           15,000
Services                             8,350,000              83         166,917               0               0          167,000
Net loss                                     0               0               0               0        (589,169)        (589,169)
                                   -----------     -----------     -----------     -----------     -----------      -----------
BALANCE, December 31, 2001         829,326,599           8,293       6,930,865               0      (6,948,060)          (8,902)

Cash                                 5,000,000              50          49,950               0               0           50,000
Legal fees                           3,500,000              35          16,465               0               0           16,500
Subscription received                        0               0               0          12,000               0           12,000
Shares for services                 34,000,000             340         153,100               0               0          153,440
Net loss                                     0               0               0               0        (444,960)        (444,960)
                                   -----------     -----------     -----------     -----------     -----------      -----------
BALANCE, December 31, 2002         871,826,599           8,718       7,150,380          12,000      (7,393,020)        (221,922)

Shares for services                  3,000,000              30           7,470               0               0            7,500
Net loss                                     0               0               0               0         (61,759)         (61,759)
                                   -----------     -----------     -----------     -----------     -----------      -----------
ENDING BALANCE, March 31, 2003
(unaudited)                        874,826,599     $     8,748     $ 7,157,850     $    12,000     $(7,454,779)     $  (276,181)
                                   ===========     ===========     ===========     ===========     ===========      ===========


     The accompanying notes are an integral part of the financial statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                                            2003          2002
                                                                          --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                         $(61,759)     $(44,435)
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                           13,871        19,237
    Bad debt expense                                                        15,209          (281)
    Expenses paid by common stock                                            7,500        18,900
Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                             (12,318)         (719)
    (Increase) decrease in deposits                                          4,249           400
    (Increase) decrease in other assets                                          0        (6,417)
    Increase (decrease) in accounts payable                                (21,960)      (17,102)
    Increase (decrease) in accrued expenses                                 15,625         2,713
                                                                          --------      --------
Net cash provided (used) by operating activities                           (39,583)      (27,704)
                                                                          --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                           0        (1,886)
    Investment in Pro Con Systems, Inc.                                          0        (3,750)
                                                                          --------      --------
Net cash provided (used) by investing activities                                 0        (5,636)
                                                                          --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in capital subscribed                                    0        50,000
    Increase (decrease) in shareholders' loans                              59,289             0
                                                                          --------      --------
Net cash provided (used) by financing activities                            59,289        50,000
                                                                          --------      --------
Net increase (decrease) in cash                                             19,706        16,660

CASH and equivalents, beginning of period                                    1,940        23,742
                                                                          --------      --------

CASH and equivalents, end of period                                       $ 21,646      $ 40,402
                                                                          ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Payment of interest in cash                                               $      0      $      0
                                                                          ========      ========


     The accompanying notes are an integral part of the financial statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Information with regard to the three months ended March 31, 2003 is unaudited)


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    THE COMPANY The Company was incorporated under the laws of the State of Delaware on May 21, 1987 as Safe Aid Products, Inc. On February 9, 1998, the Company changed its name to Safe Technologies International, Inc. Safe Technologies International, Inc. ("Safe Tech") is a multi-faceted company specializing in Internet services and products.

         A) PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of Safe Technologies International, Inc. and its subsidiaries, Total Micro Computers, Inc., Connect.ad, Inc., Connect.ad Services, Inc. and Internet Associates International, Inc. All material intercompany transactions and balances have been eliminated in the consolidated financial statements.

         B) USE OF ESTIMATES The financial statements have been prepared in conformity with accounting principles generally accepted in the United States. In preparing the financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the balance sheets and statements of operations for the periods then ended. Actual results may differ from these estimates. Estimates are used when accounting for allowance for bad debts, collectibility of accounts receivable, amounts due to service providers, depreciation, litigation contingencies, among others. Results of operations for the quarters ended March 31, 2003 and 2002 may not be representative of a full year's activity.

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

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         H) INTANGIBLE ASSETS (CONTINUED) Management has determined that the goodwill, copyrights and trademarks reflected on the Company's balance sheet at March 31, 2003 represent viable assets that, in the foreseeable future, will generate sufficient cash flows to recover their carrying amounts. Amortization of trademarks and copyrights is determined utilizing the straight-line method based generally on the estimated useful lives of the intangibles, generally over fifteen years.

         I) ADVERTISING Advertising costs, which are included in selling, general and administrative expenses, are expensed as costs are incurred.

         J) INTERIM FINANCIAL INFORMATION The financial statements for the three months ended March 31, 2003 and 2002 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

(2) INCOME TAXES Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry- forwards for income tax purposes of approximately $7,393,000 expiring $445,000, $589,200, $3,016,100 and $920,000 at December 31,
         2022, 2021, 2020 and 2019, respectively. The amount recorded as deferred tax asset as of March 31, 2003 is approximately $3,000,000, which represents the amount of tax benefit of the loss carry-forward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(3) STOCKHOLDERS' EQUITY The Company has authorized 999,999,000 shares of $0.00001 par value common stock, with 874,826,599 shares issued and outstanding at March 31, 2003. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance.

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

         In 2003, the Company issued 3,000,000 shares of restricted stock for services, valued at $7,500.

(4) COMMITMENTS AND CONTINGENCIES The Company rents office space in Palm Beach, Florida on a month-to-month basis.

(5) SHORT-TERM DEBT At March 31, 2003 short-term debt consisted of the following:


                  12% note payable to an officer,
                  unsecured, due on demand. Upon
                  any default, the note becomes
                  due immediately at an interest
                  rate of 18% per annum.                  $  347,557

                  Note payable to a shareholder,
                  unsecured, due on demand, no
                  interest rate specified.                   159,086

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5) SHORT-TERM DEBT (CONTINUED)

                  Note payable to CGI Marketing,
                  unsecured, due on demand, with
                  an interest rate of 5.5%.                   35,142

                  Note payable to an officer,
                  unsecured, due on demand,
                  no interest rate specified.                 16,087
                                                          ----------

                  Total short-term debt                   $  557,872
                                                          ==========

(6) GOING CONCERN The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $61,759 for the three months ended March 31, 2003 and $445,000 and $589,200 for the years ended December 31, 2002 and 2001, respectively, and a total cumulative loss of $7,454,000. The ability of the Company to continue as a going concern is dependent upon developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to begin its planned operations.

(7) RELATED PARTY TRANSACTIONS In 2003 and 2002, the Company purchased services from and made reimbursements to a related party company owned by an officer and major shareholder. The services purchased were primarily secretarial, and reimbursements included telephone expenses, courier charges and postage. Total payments made to this company during the three months ended March 31, 2003 and 2002 were $5,000 and $9,306, respectively. Total amounts owed to this company as of March 31, 2003 was $27,087.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         Safe Technologies International Inc., a Delaware corporation (the Company), is continuing its efforts to build a multi-faceted company serving the developing e-commerce industry. We have confidence that our existing Internet management is entrepreneurial and flexible enough to accommodate what is sure to be additional market shifts in this burgeoning industry. Management continues to follow the critical paths and philosophies that they previously adopted in order to structure operations to accommodate growth. We have achieved a number of fundamental objectives that we believe should posture the Company for future growth, and are in the process of planning the next phase of our evolution.

         Our Management is devoting time to seeking and evaluating potential merger and acquisition candidates within qualification parameters previously established by Management. While continuing to be involved in the migration of commerce to the Internet arena, primarily through IAI, the Company's focus and emphasis will be to merge with or acquire "brick and mortar" operations with good revenue potential, and within industries of above-average growth potential. Management has long believed that for the right company, in a vertically or horizontally related business, such a merger would be of great benefit to the Company and its Shareholders.

         We are currently in discussions with a very promising candidate which is a start up company with an innovative 'truth verification' product. Although, there are other products in the marketplace, such as traditional "lie detector" machines, this candidate's product has testing results that we believe are far superior to existing products. The principal of the candidate is motivated for the Company to acquire his product. We are considering whether it is in the best interests of the Company, at this time, to acquire a new start up product.

         Last year, the Company closed its first merger of an inactive subsidiary by merging ProCon Systems, ApS (ProCon) into our previously inactive subsidiary, Internet Commerce, Inc ("ICI"). As a result of this merger, the Company owns an 8% equity position in ICI. On April 10, 2003, ICI filed a Registration Statement with the Securities and Exchange Commission, as their first step in seeking to become a publicly traded company. When the Registration Statement becomes effective, the Company will distribute a portion of its ICI equity ownership position to the Company's shareholders.

         Also last year, the Company closed the merger of All American Acquisition Associates, Inc. (AAAA), a privately held company, into Connect.ad of South Florida, Inc., another inactive subsidiary of the Company. Pursuant to the merger, the Company owns an 8% equity position in the merged entity, which is now known as Agenesis Corporation. Agenesis is in process of establishing a public market for its stock and has filed a Registration Statement with the Securities and Exchange Commission. When the Registration Statement becomes effective, the Company will distribute a portion of its Agenesis equity ownership position to the Company's shareholders.

         IAI, currently the Company's only active wholly-owned subsidiary, continues to hold its own in a highly competitive industry. At this time, IAI has 300 Web Hosting Customers. This number of web hosting customers is greatly reduced from the number of customers in 1999, when the Company acquired IAI. We believe that IAI's loss of customer base resulted from inattention by the IAI management team acquired with the company. In March 2002, the Company severed its relationship with the IAI management team and has been operating IAI directly. We believe we have stabilized the remaining business, and we are in the process of contracting with a new service provider. The new service provider is expected to greatly reduce IAI's operating costs, since the prior service provider was affiliated with the prior IAI management team.

         Management is also in process of interviewing for a new Web Master, so that we can implement a new, aggressive marketing program for new business. We also plan to attract other small Internet Hosting companies in this specialized niche of Internet services.

COMPARISON OF THE QUARTERS ENDED MARCH 31, 2003 ("QUARTER 2003") AND MARCH 31, 2002("QUARTER 2002").

         Revenues were $30,000 and $50,000 for the Quarters ended March 31, 2003 and 2002, respectively, representing a 40% decrease as a result of the termination of prior management of IAI.

         Cost of Sales were $200 and $5,700 for the Quarters ended March 31, 2003 and 2002, respectively. The decrease is also a direct result of the termination of prior management of IAI.

         Selling, general, and administrative expenses were $81,100 and $84,600 for the Quarters ended March 31, 2003 and 2002, respectively. The decrease is primarily as a result of the relocation of the office with a concurrent reduction of rent expense of $2,400 for the quarter.

RISK FACTORS.

         The Company is engaged in providing support to those involved in commerce on the Internet platform. This business involves many opportunities, as well as significant risks, many of which are out of our control. Some of the risks that we face are as follows:

         The viability of IAI's customers is dependent upon their success in e-commerce. The nature of e-commerce is continually developing. Customers who are unable to evolve with the development of e-commerce may fail, and as a result, we would lose a customer.

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

         Interruptions in service from third-parties could impair the quality of IAI's service. IAI relies upon third-party computer systems and third-party service providers, including Internet bandwidth providers. Any interruption in these third-party services or a deterioration in their performance could impair the quality of IAI's service. If our arrangements with any of these third-parties were to be terminated, we may not be able to find an alternative source of systems support on a timely basis or on commercially reasonable terms.

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

         We may be subject to delays in service because of intentional, criminal third party intervention. The events of September 11, 2001, demonstrated that no firm can be completely secure from terrorist acts. Though we have taken several precautions to prevent any disruptions from terrorist attacks, we cannot guarantee that our operations are completely invulnerable. A disruption can occur from numerous sources, including damage to the company property, damage to one of our vendors, suppliers or customers, or damages to third parties such that it restricts the flow of commerce. In addition, a disruption could be the result of an intentional attack on our computer systems. Disruptions could materially adversely affect our revenues.

         Our business strategy of growth through business combinations leads to unknown and unquantifiable risks. We are attempting to expand it operations and market presence by entering into business combinations, investments, joint ventures or other strategic alliances with third parties. Any such transaction would be accompanied by risks commonly encountered in such transactions, which could include, among others, the difficulty of assimilating the operations, technology and personnel of the combined companies, the potential disruption the Company's ongoing business, the inability to retain key technical and managerial personnel, the inability of management to maximize the financial and strategic position of the Company through the successful integration of acquired businesses, addition expenses associated with amortization of acquired intangible assets, the maintenance of uniform standards, control and policies and the impairment of relationships with existing employees and customers. There can be no assurance that the Company would be successful in overcoming these risks or any other problems encountered in connection with such business combinations, investments, joint ventures or other strategic alliances, or that such transactions would not have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

         We depend upon the efforts of a few individuals and employees, and our ability to attract, retain and motivate highly skilled employees. We depend substantially on the services and performance of our senior management, particularly Barbara L. Tolley, our Chairman; Michael Posner, our President; Steve Durland, our Chief Financial Officer, Michael Bhathena, our Chief Information Officer; and Bradford L. Tolley, our Secretary and Treasurer. These individuals may not be able to fulfill their responsibilities adequately and may not remain with us. The loss of the services of any executive officers or other key employees could hurt our business.

         We plan to increase the distribution and sale of the Company's products into international markets. The Company's existing and planned international operations are subject to political and economic uncertainties, including, among other things, inflation , risk of modification of existing arrangements with governmental authorities, transportation, tariffs, export controls, government regulation, currency exchange rate fluctuations, foreign exchange restrictions that limit the repatriation of investments and earnings therefrom, changes in taxation, hostilities or confiscation of property. Changes related to these matters could have a material adverse effect on the Company.

ITEM 3.  CONTROLS AND PROCEDURES

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits.

         99.1   Sarbanes-Oxley 906 CEO certification

         99.2   Sarbanes-Oxley 906 CFO certification

         (b) Reports on Form 8-K.

               (i) The Company filed a report on Form 8-K on January 7, 2003, reporting the establishment of a record date for distribution to its shareholders of certain Agenesis Corporation common stock held by the Company.

               (ii) The Company filed a report on Form 8-K on March 4, 2003, announcing a change in the Company's accountants.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Safe Technologies International, Inc.
                                         (Registrant)



Date: May 15, 2003                        By: /s/ Michael Posner
      ---------------                         -------------------------------
                                                  Michael Posner, President

CERTIFICATIONS

I, Michael Posner, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Safe Technologies International, Inc.

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. Date:

May 15, 2003                                       /s/ Michael Posner
                                                   ---------------------------
                                                   Michael Posner, President

I, Stephen Durland, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Safe Technologies International, Inc.

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

6. The
registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003                    /s/ Stephen Durland
                                      ----------------------------------------
                                      Stephen Durland, Chief Financial Officer