Form 10QSB
period 2003-06-30
SAFE TECHNOLOGIES INTERNATIONAL INC
filed 2003-08-14
CIK 829117

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2003

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from ____________ to ______________

                        Commission file number 000-17746
                                               ---------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 879,826,599

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                 June 30, 2003     December 31, 2002
                                                                                 -------------     -----------------
                                                                                  (unaudited)
                                     ASSETS
CURRENT ASSETS
   Cash                                                                            $    11,158       $     1,940
   Accounts receivable, net of allowance for doubtful accounts of $20,000                3,405             4,762
                                                                                   -----------       -----------
            Total current assets                                                        14,563             6,702
                                                                                   -----------       -----------
PROPERTY AND EQUIPMENT
    Furniture, fixtures and equipment                                                  215,272           215,272

        Less: Accumulated depreciation                                                (174,776)         (153,681)
                                                                                   -----------       -----------
            Total property and equipment                                                40,496            61,591
                                                                                   -----------       -----------

OTHER ASSETS
    Deposits                                                                             3,043             7,292
    Other assets (net of amortization of $312,517 and $254,119, respectively)          233,187           290,435
                                                                                   -----------       -----------
            Total other assets                                                         236,230           297,727
                                                                                   -----------       -----------
Total Assets                                                                       $   291,289       $   366,020
                                                                                   ===========       ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable                                                               $    61,649       $    89,358
    Accrued expenses                                                                    27,314            97,842
    Notes payable                                                                      544,230           400,741
    Deferred revenue                                                                         0                 0
                                                                                   -----------       -----------
            Total current liabilities                                                  633,193           587,941
                                                                                   -----------       -----------
Total Liabilities                                                                      633,193           587,941
                                                                                   -----------       -----------
STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, $0.00001 par value, 999,999,000 shares authorized;
       874,826,599 and 871,826,599 shares issued and outstanding                         8,748             8,718
    Additional paid-in capital                                                       7,157,850         7,150,380
    Subscriptions received                                                              12,000            12,000
    Retained earnings (deficit)                                                     (7,520,502)       (7,393,019)
                                                                                   -----------       -----------
            Total stockholders' equity (deficit)                                      (341,904)         (221,921)
                                                                                   -----------       -----------
Total Liabilities and Stockholders' Equity (Deficit)                               $   291,289       $   366,020
                                                                                   ===========       ===========

     The accompanying notes are an integral part of the financial statements

                     SAFE TECHNOLOGIES INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                    Three Months Ended                  Six Months Ended
                                                         June 30,                            June 30,
                                              -------------------------------     -------------------------------
                                                  2003               2002              2003              2002
                                              -------------     -------------     -------------     -------------
REVENUES                                      $      22,414     $      43,799     $      52,370     $      93,362

COST OF SALES                                         7,987            (3,217)            8,167             2,476
                                              -------------     -------------     -------------     -------------
          Gross margin                               14,427            47,016            44,203            90,886
                                              -------------     -------------     -------------     -------------

OPERATING EXPENSES
   Advertising                                            0             3,748               245             5,898
   Consulting                                             0           107,567            12,684           116,550
   General and administrative                        51,626            66,043            79,609           100,121
   Amortization and depreciation                     13,872            16,467            27,743            35,704
   Legal and professional fees                        3,564            11,782            29,889            31,960
                                              -------------     -------------     -------------     -------------
          Total operating expenses                   69,062           205,607           150,170           290,233
                                              -------------     -------------     -------------     -------------
Operating income (loss)                             (54,635)         (158,591)         (105,967)         (199,347)
                                              -------------     -------------     -------------     -------------
OTHER INCOME (EXPENSE)
   Interest expense                                 (11,088)           (7,428)          (21,515)          (14,857)
   Gain (loss) on sale of subsidiary                      0           (52,192)                0           (48,442)
                                              -------------     -------------     -------------     -------------
          Total other income (expense)              (11,088)          (59,620)          (21,515)          (63,299)
                                              -------------     -------------     -------------     -------------
Net income (loss)                             $     (65,723)    $    (218,211)    $    (127,482)    $    (262,646)
                                              =============     =============     =============     =============
Net loss per weighted average share, basic    $       (0.00)    $       (0.00     $       (0.00)    $       (0.00)
                                              =============     =============     =============     =============
Weighted average number of shares               874,826,599       845,779,070       874,826,599       839,124,601
                                              =============     =============     =============     =============


     The accompanying notes are an integral part of the financial statements

                     SAFE TECHNOLOGIES INTERNATIONAL, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                                TOTAL
                                   NUMBER                      ADDITIONAL                                    STOCKHOLDERS'
                                     OF           COMMON         PAID-IN        SUBS.       ACCUMULATED        EQUITY
                                   SHARES         STOCK          CAPITAL       RECEIVED       DEFICIT         (DEFICIT)
                                 -----------    -----------    -----------    -----------    -----------     -----------
BEGINNING BALANCE,
December 31, 2000                805,605,299    $     8,056    $ 6,599,060    $         0    $(6,358,891)    $   248,225

Stock sold for cash               14,621,300            146        149,896              0              0         150,042
Expenses reimbursement               750,000              8         14,992              0              0          15,000
Services                           8,350,000             83        166,917              0              0         167,000
Net loss                                   0              0              0              0       (589,169)       (589,169)
                                 -----------    -----------    -----------    -----------    -----------     -----------
BALANCE, December 31, 2001       829,326,599          8,293      6,930,865              0     (6,948,060)         (8,902)

Stock sold for cash                5,000,000             50         49,950              0              0          50,000
Legal fees                         3,500,000             35         16,465              0              0          16,500
Subscription received                      0              0              0         12,000              0          12,000
Shares for services               34,000,000            340        153,100              0              0         153,440
Net loss                                   0              0              0              0       (444,960)       (444,960)
                                 -----------    -----------    -----------    -----------    -----------     -----------
BALANCE, December 31, 2002       871,826,599          8,718      7,150,380         12,000     (7,393,020)       (221,922)

Shares for services                3,000,000             30          7,470              0              0           7,500
Net loss                                   0              0              0              0       (127,482)       (127,482)
                                 -----------    -----------    -----------    -----------    -----------     -----------
ENDING BALANCE, June 30, 2003
(unaudited)                      874,826,599    $     8,748    $ 7,157,850    $    12,000    $(7,520,502)    $  (341,904)
                                 ===========    ===========    ===========    ===========    ===========     ===========

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)

                                                                            2003         2002
                                                                         ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                        $(127,482)    $(262,646)
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                           78,342        35,704
    Bad debt expense                                                             0          (281)
    Expenses paid by common stock                                            7,500        18,900
Changes in operating assets and liabilities:

    (Increase) decrease in accounts receivable                               1,357       (13,132)
    (Increase) decrease in deposits                                          4,249         1,823
    (Increase) decrease in other assets                                          0        56,570
    Increase (decrease) in accounts payable                                (27,709)       (4,995)
    Increase (decrease) in accrued expenses                                (70,528)        9,252
                                                                         ---------     ---------
Net cash provided (used) by operating activities                          (134,271)     (158,805)
                                                                         ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                           0        (2,032)
    Investment in All American Acquisitions Assoc., Inc.                         0          (192)
    Investment in Pro Con Systems, Inc.                                          0       (13,394)
                                                                         ---------     ---------
Net cash provided (used) by investing activities                                 0       (15,618)
                                                                         ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in capital subscribed                                    0       178,800
    Increase (decrease) in shareholders' loans                             143,489        (1,349)
                                                                         ---------     ---------
Net cash provided (used) by financing activities                           143,489       177,451
                                                                         ---------     ---------
Net increase (decrease) in cash                                              9,218         3,028

CASH and equivalents, beginning of period                                    1,940        23,742
                                                                         ---------     ---------
CASH and equivalents, end of period                                      $  11,158     $  26,770
                                                                         =========     =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Payment of interest in cash                                              $       0     $       0
                                                                         =========     =========

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Information with regard to the six months ended June 30, 2003 and 2002 is unaudited)


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

         B) USE OF ESTIMATES The financial statements have been prepared in conformity with accounting principles generally accepted in the United States. In preparing the financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the balance sheets and statements of operations for the periods then ended. Actual results may differ from these estimates. Estimates are used when accounting for allowance for bad debts, collectibility of accounts receivable, amounts due to service providers, depreciation, litigation contingencies, among others. Results of operations for the six months may not be representative of a full year's activity.

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

         Management has determined that the goodwill, copyrights and trademarks reflected on the Company's balance sheet at June 30, 2003 represent viable assets that, in the foreseeable future, will generate sufficient cash flows to recover their carrying amounts. Amortization of trademarks and copyrights is determined utilizing the straight-line method based generally on the estimated useful lives of the intangibles, generally over fifteen years.

         I) ADVERTISING Advertising costs, which are included in selling, general and administrative expenses, are expensed as costs are incurred.

         J) INTERIM FINANCIAL INFORMATION The financial statements for the six months ended June 30, 2003 and 2002 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.

(2) INCOME TAXES Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $7,393,000 expiring $445,000, $589,200, $3,016,100 and $920,000 at December 31,
         2022, 2021, 2020 and 2019, respectively. The amount recorded as deferred tax asset as of June 30, 2003 is approximately $3,000,000, which represents the amount of tax benefit of the loss carry-forward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(3) STOCKHOLDERS' EQUITY The Company has authorized 999,999,000 shares of $0.00001 par value common stock, with 874,826,599 shares issued and outstanding at June 30, 2003. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance.

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

(4) COMMITMENTS AND CONTINGENCIES The Company rents office space in Palm Beach, Florida on a month-to-month basis.

(5) GOING CONCERN The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $127,482 for the six months ended June 30, 2003 and $445,000 and $589,200 for the years ended December 31, 2002 and 2001, respectively, and a total cumulative loss of $7,520,500. The ability of the Company to continue as a going concern is dependent upon developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to begin its planned operations.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6) SHORT-TERM DEBT At June 30, 2003 short-term debt consisted of the following:

         12% note payable to an officer,  unsecured,  due
         on demand.  Upon any  default,  the note becomes
         due  immediately  at an interest rate of 18% per
         annum.                                                      $347,557

         Note payable to a  shareholder,  unsecured,  due
         on demand, no interest rate specified.                       174,586

         Note  payable to an officer,  unsecured,  due on
         demand, no interest rate specified.                           22,087
                                                                     --------
         Total short-term debt                                       $544,230
                                                                     ========

(7) RELATED PARTY TRANSACTIONS In 2003 and 2002, the Company purchased services from and made reimbursements to a related party company owned by an officer and major shareholder. The services purchased were primarily secretarial, and reimbursements included telephone expenses, courier charges and postage. Total payments made to this company during the six months ended June 30, 2003 and 2002 were $5,000 and $9,306, respectively. Total amounts owed to this company as of June 30, 2003 was $27,087.

(8) SUBSEQUENT EVENTS
          In August 2, 2003, the company purchased for 5,000,000 shares of common stock, 60% of the outstanding common stock of ExpressAir Message, Inc., a California corporation engaged in providing same day integrated air and ground delivery of time sensitive parcels and documents.

         The company is in the process of registering with the SEC, 30,000,000 shares of common stock under the Safe Technologies International Inc. - Year 2002 Stock Award Plan.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

         Safe Technologies International Inc., a Delaware corporation (SFAD, or the Company), had a productive Second Quarter by continuing its efforts to build a multi-faceted company serving the E-commerce economy. The Company's focus and emphasis has been to acquire a "bricks and mortar" operation with good revenue potential, and within an industry of above-average growth potential. Management has long believed that the right company would come along that would be of great benefit to the Company and its Shareholders. During the Second Quarter, we selected, finalized, and recommended a company in which SFAD should take an equity position.

         On June 24, 2003, SFAD entered into a Letter of Intent with ExpressAir Messenger, Inc., a California based company, for SFAD to acquire a majority interest in this emerging company. On August 2, 2003, we entered into a Stock Purchase Agreement pursuant to which the Company acquired 60% of ExpressAir in exchange for 5,000,000 shares of the Company's common stock. See Exhibit 10 to this Report for a complete copy of the Stock Purchase Agreement.

         ExpressAir operates a growing logistical and delivery service, primarily in the Southern California market. Its primary customers are Southern California businesses which require logistical and immediate delivery services. ExpresAir's current client base includes Sun Microsystems. ExpressAir is rapidly expanding, with several large client bids currently outstanding. Expansion plans include the medical marketplace, which deals with extremely time sensitive delivery requirements.

         We continue to be involved in the migration of commerce to the Internet arena, primarily through our wholly owned subsidiary, Internet Associates International, Inc. (IAI). IAI, currently the Company's only active wholly-owned subsidiary, continues to hold its own in a highly competitive industry. At this time, IAI has 250 web hosting customers. This number of web hosting customers is greatly reduced from the number of customers in 1999, when the Company acquired IAI. In March 2002, the Company severed its relationship with the former IAI management team and has been supervising the subsidiary directly, in an effort to save the remaining customer accounts. We believe we have stabilized the remaining business, and we have been successful in transferring all of IAI's hosting customer accounts to a new service provider. The new service provider is expected to greatly reduce IAI's operating costs, since the prior service provider was affiliated with the prior IAI management team. The new service provider offers a very sophisticated service package that should enable IAI to focus its efforts on getting new business, and/or recovering lost accounts. We also plan to locate for potential acquisition other small internet hosting companies in this specialized niche of Internet services, in an effort to exponentially grow IAI's revenues.

         Agenesis, Inc., the company in which SFAD owns 40,000,000 shares, with 20,000,000 shares to be distributed to SFAD Shareholders when a public market is established, is still in the process of establishing a public market for its stock. Agenesis has a Registration Statement filed and pending with the Securities and Exchange Commission. When the Agenesis Registration Statement becomes effective, the Company will notify the Company's shareholders with regard to the shares to be distributed to the Company's shareholders.

         On April 10, 2003, Internet Commerce, Inc., (ICI), a former wholly owned SFAD subsidiary, filed a Registration Statement with the Securities and Exchange Commission as their first step in seeking to become a publicly traded company. That Registration Statement continues to be pending with the Securities and Exchange Commission. If and when the ICI Registration Statement becomes effective, the Company intends to distribute a portion of its ICI equity ownership position to the Company's shareholders.


COMPARISON OF THE QUARTERS ENDED JUNE 30, 2003 AND JUNE 30, 2002

            Revenues were $22,400 and $43,800 for the Quarters ended June 30, 2003 and 2002, respectively, representing a decrease as a result of the ongoing problems, lack of cooperation, etc., with the former Internet Service Provider.

            Cost of Sales were $8,000 and $3,200 for the Quarters ended June 30, 2003 and 2002, respectively.

            Selling, general, and administrative expenses were $51,600 and $66,000 for the Quarters ended June 30, 2003 and 2002, respectively. The decrease is primarily as a result of the relocation of the office with a concurrent reduction of rent expense and tightening up on all operating expenses.

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

                          PART II -- OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

         The Company has acquired a 60% interest in ExpressAir Messenger, Inc., as discussed in Item 2, above, from Bruce Ross, the principal of ExpressAir. The Company will file audited financial statements for ExpressAir, and pro forma financial information pertaining to the acquisition, not later than October 16, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits.

         10   Stock Purchase Agreement between Bruce Ross and the Company.

         31   Sarbanes-Oxley Section 302 CEO and CFO certifications

         32   Sarbanes-Oxley Section 906 CEO and CFO certifications

         (b) Reports on Form 8-K.

                  The Company filed no reports on Form 8-K during the quarter ended June 30, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Safe Technologies International, Inc.
                                       (Registrant)



Date: August 14, 2003                   By: /s/ Michael Posner
                                        --------------------------------
                                       Michael Posner, President