Form 10QSB
period 2003-09-30
SAFE TECHNOLOGIES INTERNATIONAL INC
filed 2003-11-14
CIK 829117

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2003

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


               --------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 885,826,599

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                 September 30,     December 31,
                                                                                     2003             2002
                                                                                  -----------      -----------
                                                                                  (unaudited)
                                   ASSETS
CURRENT ASSETS
   Cash                                                                           $     6,356      $     1,940
   Accounts receivable, net of allowance for doubtful accounts of $20,000               4,465            4,762
                                                                                  -----------      -----------
            Total current assets                                                       10,821            6,702
                                                                                  -----------      -----------

PROPERTY AND EQUIPMENT
    Furniture, fixtures and equipment                                                 215,272          215,272

        Less: Accumulated depreciation                                               (175,323)        (153,681)
                                                                                  -----------      -----------
            Total property and equipment                                               39,949           61,591
                                                                                  -----------      -----------

OTHER ASSETS
    Deposits                                                                            3,065            7,292
    Other assets (net of amortization of $317,488 and $254,119, respectively)         217,066          290,435
                                                                                  -----------      -----------
            Total other assets                                                        220,131          297,727
                                                                                  -----------      -----------
Total Assets                                                                      $   270,901      $   366,020
                                                                                  ===========      ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
    Accounts payable                                                              $    41,314      $    89,358
    Accrued expenses                                                                   39,067           97,842
    Notes payable                                                                     562,229          400,741
    Deferred revenue                                                                        0                0
                                                                                  -----------      -----------
            Total current liabilities                                                 642,610          587,941
                                                                                  -----------      -----------
Total Liabilities                                                                     642,610          587,941
                                                                                  -----------      -----------

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, $0.00001 par value, 999,999,000 shares authorized;
       885,826,599 and 871,826,599 shares issued and outstanding at                     8,858            8,718
    September 30, 2003 and December 31, 2002, respectively                          7,244,846        7,150,380
Additional paid-in capital
    Subscriptions received                                                             12,000           12,000
    Retained earnings (deficit)                                                    (7,637,413)      (7,393,019)
                                                                                  -----------      -----------
            Total stockholders' equity (deficit)                                     (371,709)        (221,921)
                                                                                  -----------      -----------
Total Liabilities and Stockholders' Equity (Deficit)                              $   270,901      $   366,020
                                                                                  ===========      ===========

     The accompanying notes are an integral part of the financial statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended                 Nine Months Ended
                                                         September 30,                       September 30,
                                               --------------------------------      --------------------------------
                                                    2003               2002              2003                2002
                                               -------------      -------------      -------------      -------------
REVENUES                                       $      14,666      $      57,438      $      67,036      $     150,800

COST OF SALES                                          1,280                 63              9,447              2,539
                                               -------------      -------------      -------------      -------------
          Gross margin                                13,386             57,375             57,589            148,261
                                               -------------      -------------      -------------      -------------

OPERATING EXPENSES
   Advertising, Promotion and Marketing                2,799              3,026              3,044              8,924
   Consulting                                              0             33,880             12,684            150,430
   General and administrative                         88,517             60,714            168,126            160,835
   Amortization and depreciation                      15,518             17,947             43,261             53,651
   Legal and professional fees                        12,193             22,660             42,082             54,620
                                               -------------      -------------      -------------      -------------
          Total operating expenses                   119,027            138,227            269,197            428,460
                                               -------------      -------------      -------------      -------------
Operating income (loss)                             (105,641)           (80,852)          (211,608)          (280,199)
                                               -------------      -------------      -------------      -------------

OTHER INCOME (EXPENSE)
   Interest expense                                  (11,270)            (7,429)           (32,785)           (22,286)
   Gain (loss) on sale of subsidiary                       0             (6,794)                 0            (55,236)
                                               -------------      -------------      -------------      -------------
          Total other income (expense)               (11,270)           (14,223)           (32,785)           (77,522)
                                               -------------      -------------      -------------      -------------
Net income (loss)                              $    (116,911)     $     (95,075)     $    (244,393)     $    (357,721)
                                               =============      =============      =============      =============
Net loss per weighted average share, basic     $       (0.00)     $       (0.00)     $       (0.00)     $       (0.00)
                                               =============      =============      =============      =============
Weighted average number of shares                876,159,932        871,426,599        873,404,377        851,716,666
                                               =============      =============      =============      =============

     The accompanying notes are an integral part of the financial statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                                    TOTAL
                                         NUMBER                      ADDITIONAL                                  STOCKHOLDERS'
                                           OF          COMMON          PAID-IN        SUBS.       ACCUMULATED       EQUITY
                                         SHARE S        STOCK          CAPITAL       RECEIVED       DEFICIT        (DEFICIT)
                                       -----------    -----------    -----------    -----------    -----------     -----------
BEGINNING BALANCE,
December 31, 2000                      805,605,299    $     8,056    $ 6,599,060    $         0    $(6,358,891)    $   248,225

Stock sold for cash                     14,621,300            146        149,896              0              0         150,042
Expenses reimbursement                     750,000              8         14,992              0              0          15,000
Services                                 8,350,000             83        166,917              0              0         167,000
Net loss                                         0              0              0              0       (589,169)       (589,169)
                                       -----------    -----------    -----------    -----------    -----------     -----------
BALANCE, December 31, 2001             829,326,599          8,293      6,930,865              0     (6,948,060)         (8,902)

Stock sold for cash                      5,000,000             50         49,950              0              0          50,000
Legal fees                               3,500,000             35         16,465              0              0          16,500
Subscription received                            0              0              0         12,000              0          12,000
Shares for services                     34,000,000            340        153,100              0              0         153,440
Net loss                                         0              0              0              0       (444,960)       (444,960)
                                       -----------    -----------    -----------    -----------    -----------     -----------
BALANCE, December 31, 2002             871,826,599          8,718      7,150,380         12,000     (7,393,020)       (221,922)

Shares for services and liabilities     14,000,000            140         94,466              0              0          94,606
Net loss                                         0              0              0              0       (244,393)       (244,393)
                                       -----------    -----------    -----------    -----------    -----------     -----------
BALANCE, September 30, 2003
 (unaudited)                           885,826,599    $     8,858    $ 7,244,846    $    12,000    $(7,637,413)    $  (371,709)
                                       ===========    ===========    ===========    ===========    ===========     ===========


     The accompanying notes are an integral part of the financial statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                                                            2003         2002
                                                                         ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                        $(244,393)    $(357,721)
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                           95,010        53,651
    Expenses paid by common stock                                           94,606        18,900
Changes in operating assets and liabilities:

    (Increase) decrease in accounts receivable                                 297        (9,738)
    (Increase) decrease in deposits                                          4,227         1,645
    (Increase) decrease in other assets                                          0        77,804
    Increase (decrease) in accounts payable                                (48,044)      (10,178)
    Increase (decrease) in accrued expenses                                (58,775)       16,680
                                                                         ---------     ---------
Net cash provided (used) by operating activities                          (157,072)     (208,957)
                                                                         ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                           0        (2,825)
    (Increase) in Investments                                                    0        (6,792)
                                                                         ---------     ---------
Net cash provided (used) by investing activities                                 0        (9,617)
                                                                         ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in capital                                               0       198,240
    Increase (decrease) in shareholders' loans                             161,488         1,144
                                                                         ---------     ---------
Net cash provided (used) by financing activities                           161,488       199,384
                                                                         ---------     ---------
Net increase (decrease) in cash                                              4,416       (19,190)

CASH and equivalents, beginning of period                                    1,940        23,742
                                                                         ---------     ---------
CASH and equivalents, end of period                                      $   6,356     $   4,552
                                                                         =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Payment of interest in cash                                              $       0     $       0
                                                                         =========     =========
Payment of income tax in cash                                            $       0     $       0
                                                                         =========     =========

     The accompanying notes are an integral part of the financial statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Information with regard to the nine months ended
                   September 30, 2003 and 2002 is unaudited)


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

         B) USE OF ESTIMATES The financial statements have been prepared in conformity with accounting principles generally accepted in the United States. In preparing the financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the balance sheets and statements of operations for the periods then ended. Actual results may differ from these estimates. Estimates are used when accounting for allowance for bad debts, collectibility of accounts receivable, amounts due to service providers, depreciation, litigation contingencies, among others. Results of operations for the nine months may not be representative of a full year's activity.

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

         G) FIXED ASSETS Fixed assets are recorded at cost. Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets (generally five or ten years). Expenditures for maintenance and repairs are charged to operations as incurred.

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

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Information with regard to the nine months ended
                   September 30, 2003 and 2002 is unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Management has determined that the goodwill, copyrights and trademarks reflected on the Company's balance sheet at September 30, 2003 represent viable assets that, in the foreseeable future, will generate sufficient cash flows to recover their carrying amounts. Amortization of trademarks and copyrights is determined utilizing the straight-line method based generally on the estimated useful lives of the intangibles, generally over fifteen years.

         I) ADVERTISING Advertising costs are expensed as costs are incurred.

         J) INTERIM FINANCIAL INFORMATION The financial statements for the nine months ended September 30, 2003 and 2002 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year results.

(2) INCOME TAXES Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $7,637,000 expiring $445,000, $589,200, $3,016,100 and $920,000 at December 31,
         2022, 2021, 2020 and 2019, respectively. The amount recorded as deferred tax asset as of September 30, 2003 is approximately $3,000,000, which represents the amount of tax benefit of the loss carry-forward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(3) STOCKHOLDERS' EQUITY The Company has authorized 999,999,000 shares of $0.00001 par value common stock, with 885,826,599 shares issued and outstanding at September 30, 2003.

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

         In the first quarter of 2003, the Company issued 3,000,000 shares of restricted stock for services, valued at $7,500.

         In the third quarter of 2003 the company issued, to an officer of the company, 8,000,000 shares of restricted stock for services valued at $ 48,000. The company also issued 3,000,000 shares of common stock valued at $ 39,106 in settlement of legal services.

(4) COMMITMENTS AND CONTINGENCIES The Company rents office space in Palm Beach, Florida on a month-to-month basis.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Information with regard to the nine months ended
                   September 30, 2003 and 2002 is unaudited)


(5) GOING CONCERN The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $ 244,393 for the nine months ended September 30, 2003 and $445,000 and $589,200 for the years ended December 31, 2002 and 2001, respectively, and a total cumulative loss of $ 7,637,413. Additionally, at September 30 2003 the Company has negative working capital of about $ 630,000. The ability of the Company to continue as a going concern is dependent upon developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to begin its planned operations.


(6) SHORT-TERM DEBT At September 30, 2003 short-term debt consisted of the following:

             12% note payable to an officer, unsecured, due on demand. Upon any default, the note becomes due immediately at an interest rate of 18% per annum. $347,557

             Note payable to a  shareholder,  unsecured,  due
             on demand, no interest rate specified.                     186,585


             Note  payable to an officer,  unsecured,  due on
             demand, no interest rate specified.                        28,087
                                                                      ---------

             Total short-term debt                                    $562,229
                                                                      =========

(7) RELATED PARTY TRANSACTIONS In 2003 and 2002, the Company purchased services from and made reimbursements to a related party company owned by an officer and major shareholder. The services purchased were primarily secretarial, and reimbursements included telephone expenses, courier charges and postage. Total payments made to this company during the nine months ended September 30, 2003 were $11,500 and no balance was due at that time.

(8) ACQUISITION
          In August 2, 2003, the company negotiated the purchased for 5,000,000 shares of common stock, 60% of the outstanding common stock of ExpressAir Messenger Service, Inc., a California corporation engaged in providing same day integrated air and ground delivery of time sensitive parcels and documents. Finalization of the purchase and issuance of the stock evidencing the acquisition has been delayed due to technicalities in meeting post closing requirements and is currently in process of being corrected and settled. This acquisition and the related stock issuance has not been reflected on the financial statements as of September 30, 2003.

(9) STOCK AWARD PLAN
         The company had registered with the SEC, 30,000,000 shares of common stock under the Safe Technologies International Inc. - Year 2002 Stock Award Plan. As of September 30, 2003, 3,000,000 shares have been issued under this plan.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

Safe Technologies International Inc., a Delaware corporation (the Company), had a very productive Third Quarter, continuing its efforts to build a multi-faceted company serving the developing E-commerce economy. Specifically, with the implementation of Phase One of our Two Year Plan, we closed on an acquisition wherein the Company acquired a sixty percent equity position in a company involved in a very promising industry.

In addition, the Company was introduced to another very promising company which has agreements in place with a top media company in the United Kingdom. The one year old company initiated its operations in the UK and has been very well received in its first year. Their management is interested in expanding to the United States, believing that their product will be widely accepted here in the States. We are currently strategizing with them as to how we might best structure a transaction in the interests of both parties.

IAI, currently the Company's only active wholly-owned subsidiary, continues to hold its own in a highly competitive industry. At this time, IAI has 225 Web Hosting Customers. This number of web hosting customers is greatly reduced from the number of customers in 1999, when the Company acquired IAI. In March 2002, the Company severed its relationship with the former IAI management team and has been supervising the subsidiary, directly, in order to try to save the remaining Customer Accounts. We believe we have stabilized the remaining business, and we have successfully been able to transfer all of IAI's Hosting Customer Accounts to a new service provider. Management is continually on the look out for potential acquisitions of other small Internet Hosting companies in this specialized niche of Internet services, in order to grow IAI's revenues.

On August 2, 2003, the Company closed a Stock Purchase Agreement with Express Air Messenger Service, Inc., a California company. Under the terms of the Agreement, Express Air was to have delivered audited financial statements for the two most recent years within thirty days of closing. To date, the audited financial statements have not been received by the Company. Consequently, we have deferred the exchange of stock with Express Air until receipt and acceptance of the Express Air audited financial statements, and have not reflected Express Air in the Company's financial statements.

Agenesis, Inc., the company in which SFAD owns 40,000,000 shares, with 20,000,000 shares to be distributed to SFAD Shareholders when a public market is established, is still in the process of establishing a public market for its stock. Agenesis has a Registration Statement filed and pending with the Securities and Exchange Commission. The Company has assisted Agenesis in its registration process by providing information in response to Securities and Exchange Commission questions relative to the Company's subsidiary prior to its merger with Agenesis. When the Agenesis Registration Statement becomes effective, the Company will notify the Company's shareholders with regard to the shares to be distributed to the Company's shareholders. In addition, within 90 days after Agenesis stock becomes publicly traded, the Company will receive $100,000 under the terms of our agreement with Agenesis.

On April 10, 2003, ICI, Inc., a former wholly owned subsidiary of the Company, filed a Registration Statement with the Securities and Exchange Commission as their first step in seeking to become a publicly traded company. The Registration Statement continues to be pending without any further filings being made. ICI is currently in breach of its agreement with the Company and, since the Company has made a substantial investment in this transaction, we intend to seek recovery of our damages.

Changes in Management occurred during the Third Quarter. John W. Tolley, Director, died on September 10, 2003. The Board has not yet filled the resulting vacancy. Steve Durland, the Company's Chief Financial Officer, is also the chief financial officer of Express Air. While we had believed this dual role would be helpful in connection with the Company's acquisition of Express Air, conflicts of interest have arisen in connection with Express Air's failure to timely deliver its audited financial statements, and the Company felt that it was no longer in the Company's best interests to retain Mr. Durland as CFO.

COMPARISON OF THE PERIODS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

Revenues were $14,666 and $57,438 for the quarters ended September 30, 2003 and 2002, respectively, and $67,036 and $150,800 for the nine months ended September 30, 2003 and 2002, respectively. The decrease in revenues is primarily a result of problems, including lack of cooperation, with the former internet service provider for IAI which resulting, among other things, in our decision to terminate the existing management of IAI and find a new internet service provider.

Cost of Sales were $1,280 and $63 for the quarters ended September 30, 2003 and 2002, respectively, and $9,447 and $2,539 for the nine months ended September 30, 2003 and 2002, respectively. The increase reflects the Company's efforts to rebuild IAI's operations.

Selling, general, and administrative expenses were $119,027 and $138,227 for the quarters ended September 30, 2003 and 2002, respectively, and $269,197 and $428,460 for the nine months ended September 30, 2003 and 2002, respectively. The decrease is primarily as a result of the replacement of IAI management, and the related IAI contractual obligations, as well the relocation of the Company's office, with a concurrent reduction of rent expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently has limited revenues while it seeks to develop its existing investments and looks for additional suitable business combinations. The Company is essentially dependant, at this time, on its primary shareholder to fund operating shortfalls. The Company intends to seek expansion capital for its Express Air subsidiary through a private placement of either the Company's or Express Air's stock. Management believes that eventually its investments in the Agenesis and Express Air transactions will generate sufficient revenues to attain profitability. There can be no assurance, however, that the Company's cash flow will increase in the near future, or that the revenues eventually generated from its existing investments will be sufficient to allow the Company to pursue additional profitable ventures.

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

As our operations grow in both size and scope, we will need to continually upgrade our systems and infrastructure to offer our customers enhanced products, services, features and functionality. The expansion of our systems will require additional financial, operational and technical resource expenditures before business volume might reach levels sufficient to yield profitability, with no assurance that the volume of business will increase or that profitability will be achieved. Consumers and suppliers will not tolerate a service hampered by slow delivery times, unreliable service levels or insufficient capacity, any of which could have a material adverse effect on our business, operating results and financial condition.

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

Our business strategy of growth through business combinations leads to unknown and unquantifiable risks. We are attempting to expand our operations and market presence by entering into business combinations, investments, joint ventures or other strategic alliances with third parties. Any such transaction would be accompanied by risks commonly encountered in such transactions, which could include, among others, the difficulty of assimilating the operations, technology and personnel of the combined companies, the potential disruption of the Company's ongoing business, the inability to retain key technical and managerial personnel, the inability of management to maximize the financial and strategic position of the Company through the successful integration of acquired businesses, addition expenses associated with amortization of acquired intangible assets, the maintenance of uniform standards, control and policies and the impairment of relationships with existing employees and customers. There can be no assurance that the Company would be successful in overcoming these risks or any other problems encountered in connection with such business combinations, investments, joint ventures or other strategic alliances, or that such transactions would not have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

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

ITEM 3.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time frames specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and its Chairman, who is currently serving as the Company's principal financial officer, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control, objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and within the participation of the Company's management, including the Company's Chief Executive Officer and Chairman, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chairman concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits.

                  31.1     Sarbanes-Oxley Section 302 CEO certifications
                  31.2     Sarbanes-Oxley Section 302 CFO certifications
                  32.1     Sarbanes-Oxley Section 906 CEO certifications
                  32.2     Sarbanes-Oxley Section 906 CFO certifications

          (b) Reports on Form 8-K.

                  The Company filed a report on Form 8-K on July 23, 2003, reporting the letter of intent entered into with Express Air.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Safe Technologies International, Inc.
                                         (Registrant)



Date: November 14, 2003                   By: /s/ Michael Posner
                                          -------------------------
                                          Michael Posner, President