Form 10KSB
period 2003-12-31
SAFE TECHNOLOGIES INTERNATIONAL INC
filed 2004-03-30
CIK 829117

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER OR OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003
                                             -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________________ to _____________

                        Commission file number 000-17746
                                               ---------


                        Safe Technologies International, Inc.
                        -------------------------------------
                 (Name of small business issuer in its charter)


       Delaware                                         22-2824492
       --------                                         ----------
(State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)


2875 S. Ocean Blvd., Suite 104, Palm Beach, FL                         33480
-------------------------------------------------                      -----
(Address of principal executive offices)                             (Zip Code)


Issuer's telephone number, including area code: (561) 832-2700


Securities registered under Section 12(b) of the Exchange Act:

Title of each class                 Name of each exchange on which registered


Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $.0001 per share
                     ---------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section or of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $79,118.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of March 29, 2004, was $3,100,364.

The number of shares outstanding of the issuer's common stock, as of March 29, 2004, was 910,506,602.

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

PART I

Item 1.  Business

OVERVIEW. We are a company that is structured as a holding company with active and inactive subsidiaries. From 1998 through 2001, we focused on developing e-commerce subsidiaries. With the downturn of the e-commerce industry, we elected to expand to other fields and turned our interests toward other technological and related industries. As of December 31, 2003, we had one wholly owned active subsidiary: Internet Associates International, Inc., a Nevada corporation ("IAI"). Additional, inactive subsidiaries are Connect.ad, Inc., Connect.ad Services, Inc., and Total Micro, Inc., all Florida corporations. As of March 31, 2004, we also have a sixty percent equity position in three active subsidiaries, Time Bytes LTD, Sports Profile LTD, and Time Bytes International, Inc., and an eight percent equity position in one inactive subsidiary, Agenesis, Inc.

IAI is an internet marketing and web site development firm involved in the development, marketing, and hosting of web sites. IAI specializes in designing and developing quality "market-driven" web sites. The web design work that we provide through IAI for each client is customized. Hence, the contract price varies depending upon the nature and scope of the engagement. IAI currently provides web hosting to over 250 customers.

During 2003, we continued to evolve aggressively away from, so as not to reply on, the e-commerce platform. We stayed with our plan of controlled, fiscally responsible management to seek out entrepreneurial opportunities through acquisitions of new technology start up companies. We entered into several agreements with foreign consultants in order to increase the number of business candidates that might result in potential acquisitions for the company.

HISTORY AND SUMMARY OF PAST ACTIVITIES. The Company was incorporated in Delaware on August 1, 1987 as Safe Aid Products Incorporated. On February 9, 1998, the Company acquired Intelligence Network International, Inc., a Florida corporation ("INI") pursuant to a reverse merger and changed its name to Safe Technologies International, Inc. As a result of the merger, our business then consisted of a broad range of internet and technology based services and products, operated through various subsidiaries.

In March 2002, we merged one of our wholly owned subsidiaries, Internet Commerce, Inc. ("ICI") with ProCon Systems, ApS. As a result of the merger, we now own eight percent of ICI. Under the terms of the Merger Agreement, ICI was to make monthly payments to us until it became a publicly traded company. In December, 2002, ICI stopped making these payments in breach of the Agreement.

Concurrently, we learned that ICI's funding commitment had not been fulfilled. To date, ICI has not corrected its breach of the Merger Agreement. The Company has written off its investment in ICI and does not presently anticipate that any further benefit will be realized from its ownership interest in ICI. The Company is actively seeking to secure the return of full ownership of ICI.

In May 2002, we merged another of our wholly owned subsidiaries, Connect.Ad of South Florida, Inc., with Agenesis, Inc. As a result of the merger, we owned eight percent of Agenesis. Pursuant to the Merger Agreement, Agenesis filed a Registration Statement to register the issuance of shares in the merger and the distribution to our shareholders of one half of our eight percent interest. However, during the last quarter of 2003, Agenesis Management notified us that they had decided not to proceed with their plans to become a public trading company. Agenesis management has agreed to return to the company 100% ownership of Agenesis. Currently, the company is in talks with another group that may wish to utilize Agenesis in the development of their business plan.

RECENT ACTIVITIES. In August 2003, we entered into a Stock Purchase Agreement with a Bruce Ross, dba Express Air. Despite assurances by our then-Chief Financial Officer, who was also the Chief Financial Officer of Express Air, Express Air has not been able to deliver to us the audited financial statements required to be filed by us for a transaction of this size. As a result, we did not complete the exchange of stock and do not expect that this transaction will develop any further. We are considering the viability of legal action to recover our expenses in connection with this transaction.

On December 30, 2003, we entered into a Stock Purchase Agreement with Time Bytes LTD, a British company, for a sixty percent equity ownership position. The acquisition includes two other affiliates of Time Bytes, Time Bytes International, Inc., a Delaware corporation, and Sports Profile LTD, a British company. The transaction closed in January 2004, when we received their audited financial statements, which we have filed with the Securities and Exchange Commission and are available for shareholder review.

Time Bytes offers a unique DVD product that was brought to market in 2002 in the United Kingdom and reached nearly $1,000,000 in revenue in its first year. The Time Bytes product is the first DVD product to contain specialized content that is researched, selected, and produced onto a DVD. The DVD is attractively packaged, along with an applicable greeting card for market sales.

Time Bytes has secured an exclusive contract with the BBC and British Pathe and, with BBC's assistance, was able to secure an exclusive contract with Columbia Broadcasting Systems (CBS) in order to enable Time Bytes to bring their DVD product to America.

Time Bytes has sold 55 franchises in the United Kingdom, which include ongoing royalties for Time Bytes. Time Bytes plans to keep expanding overseas, while launching sales and marketing of Time Bytes in the United States this year.

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

COMPETITION. The market for internet products and services is highly competitive. There are no substantial barriers to entry in these markets, and the Company expects that competition will continue to intensify. Internet commerce competes for customers and advertisers with other content providers, advertisers and traditional brick-and-mortar merchants, as well as with thousands of web sites operated by individuals, the government and educational institutions. The marketplace for DVD products and/or Greeting Cards is also, competitive. However, at this time, to our knowledge, there is no existing competitor offering the exact type of product package, as Time Bytes. Time Bytes success and growth in the US market will depend upon the ability of the company in raising capital for Time Bytes' expansion.

EMPLOYEES. As of December 31, 2003, the Company had two full-time employees and three part-time employees. Of the employees, three are engaged in management positions and one is in an administrative position.

Item 2.  Description of Property

The Company's executive offices are located to 2875 S, Ocean Blvd., Suite 104, Palm Beach, Florida, where the Company subleases approximately 1,500 square feet of office space. IAI currently shares office space with the company, until separate space becomes available in the same building. The rent for the companies' space is currently $1,500 per month.

Item 3.  Legal Proceedings

The company is not a party to any litigation.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters have been submitted to a vote by security holders.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Our common stock is traded in the over-the-counter market under the symbol "SFAD". The following table sets forth the high and low bid, as reported by Stockwatch, for our common stock for the calendar periods indicated.


                                                   Bid
                               Period           High/Low
                               ------           --------
                               2002

                               1st Quarter       .013/.005
                               2nd Quarter       .007/.004
                               3rd Quarter       .006/.002
                               4th Quarter       .007/.002

                               2003
                               1st Quarter       .0025/.002
                               2nd Quarter       .0023/.002
                               3rd Quarter       .028/.007
                               4th Quarter       .145/.01

The average of the bid and ask price of our common stock in the over-the-counter market as of the most recent available date, March 29, 2004 was $.0075 per share. The above quotations do not include retail mark-ups, mark-downs or commissions and represents prices between dealers and not necessarily actual transactions. The past performance of our securities is not necessarily indicative of future performance.

Common Stock

As of December 31, 2003, we had issued and outstanding 888,506,602 shares of our common stock.

Holders of Record

As of December 31, 2003, there were approximately 15,000 shareholders of record of our common stock, including beneficial owners holding shares through nominee name.

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

Recent Sales of Unregistered Securities.

In January, 2004, we issued 17,000,000 shares of our common stock to the shareholders of Time Bytes LTD in exchange for a 60% ownership interest in Time Bytes, Time Bytes International, Inc. and Sports Profile LTD. Each of the Time Bytes shareholders was an accredited investor as defined in Securities and Exchange Commission Regulation D. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2003 & 2002

For the twelve months ending December 31, 2003 and 2002, the Company recorded revenues of $79,118 and $158,725 respectively. The decrease of $79,607 is due to this revenue declining business wherein many hosting service companies are offering web site hosting services at no cost. For the twelve months ending December 31, 2003 and 2002, the Company had cost of sales of $14,851 and $5,979 respectively. The increase of $8,872 is due to increased cost of content development personnel. For the twelve months ending December 31, 2003 and 2002, the Company recorded gross margin of $64,267 and $152,746 respectively. The decrease of $88,479 is primarily due to decreased revenues and corresponding decrease in the cost of product delivery.

For the twelve months ending December 31, 2003 and 2002, the Company had, on a consolidated basis, general and administrative expenses of $313,527 and $362,262 respectively. The decrease of $48,735 is due primarily to a continuing refocusing of the Company's efforts. For the twelve months ending December 31, 2003 and 2002, the Company had, on a consolidated basis, total operating expenses of $373,006 and $441,764 respectively. The decrease of $68,758 is due primarily to a continuing refocusing of the Company's efforts.

NET LOSSES

For the twelve months ending December 31, 2003 and 2002, the Company reported a net loss from operations of $308,739 and $289,018 respectively. The increase of $19,721 is the result of the decrease of revenues and the increase in cost of sales.

At December 31, 2003, the Company had assets totaling $88,528 and a net loss of $543,058.

LIQUIDITY/WORKING CAPITAL

At December 31, 2003, the company had a $735,198 working capital deficit compared to $581,239 at December 31, 2002. The increase of $153,959 is primarily due to the loss recorded for the year ended December 31, 2003, and the decrease in sales, and therefore accounts receivable.

There can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities.

The Company continues to evaluate its options for raising additional working capital via a private placement of either debt or equity, primarily to provide working capital to its promising subsidiaries.

NET OPERATING LOSS CARRY-FORWARDS

The Company has net operating loss carry-forwards of approximately $7,936,000 expiring $445,000, $589,200, $3,016,100 and $920,000 at December 31, 2022, 2021,
2020 and 2019 respectively. The Company has a $2,800,000 deferred tax asset resulting from the loss carry-forwards, for which it has established a one hundred percent (100%) valuation allowance. The Company may not be able to utilize such carry-forwards as the Company has no history of profitable operations.

GOING CONCERN

We are the subject of a "going concern" audit opinion. Such qualification was issued because we have incurred losses from operations. As of December 31, 2003, we had negative working capital of $735,198 that raises substantial doubt about our ability to continue as a going concern. While we had an overall net cash inflow of $6,773 for the year ended December 31, 2002, we incurred a net loss of $543,058 for the year ended December 31, 2003.

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

Item 7.  Financial Statements


                          INDEX TO FINANCIAL STATEMENTS



Independent Auditors' Report                                             11

Consolidated Balance Sheets                                              12

Consolidated Statements of Operations                                    13

Consolidated Statements of Stockholders' Equity                          14

Consolidated Statements of Cash Flows                                    15

Notes to Consolidated Financial Statements                               16

                              BAUM & COMPANY, P.A.
                          1515 UNIVERSITY DR. SUITE 209
                             CORAL SPRINGS FL 33071

To the Board of Directors
Safe Technologies International Inc.

We have audited the accompanying balance sheets of Safe Technologies International Inc. as of December 31, 2003 and 2002, and the related statements of operations, stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Safe Technologies International Inc. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements the Company has experience a loss in 2003 and 2002. The Company's financial position and operating results raise substantial doubts about its ability to continue a a going concern.. Management's plans concerning these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements,, effective January 1, 2002, the Company adopted Statement of Financial Standards No. 142 "Goodwill and Other Intangible Assets."


Coral Springs, Florida
March 23, 2004

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002

                                                                          2003           2002
                                                                       -----------    -----------
                                   ASSETS
CURRENT ASSETS
   Cash                                                                $     8,713    $     1,940
   Accounts receivable, net of allowance for doubtful accounts of
        $19510 and $20,000 respectively                                      4,192          4,762
                                                                       -----------    -----------

            Total current assets                                            12,905          6,702
                                                                       -----------    -----------

PROPERTY AND EQUIPMENT
    Furniture, fixtures and equipment                                       33,649        215,272

        Less: Accumulated depreciation                                     (14,246)      (153,681)
                                                                       -----------    -----------

            Total property and equipment                                    19,403         61,591
                                                                       -----------    -----------

OTHER ASSETS
    Deposits                                                                 2,889          7,292
    Other assets, net                                                       53,331        290,435
                                                                       -----------    -----------

            Total other assets                                              56,220        297,727
                                                                       -----------    -----------

Total Assets                                                           $    88,528    $   366,020
                                                                       ===========    ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
    Accounts payable                                                   $    71,099    $    89,358
    Accrued expenses                                                        88,218         97,842
    Notes and loans payable                                                621,394        400,741
    Deferred revenue                                                         3,070              0
                                                                       -----------    -----------

            Total current liabilities                                      783,781        587,941
                                                                       -----------    -----------

Total Liabilities                                                          783,781        587,941
                                                                       -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, $0.00001 par value, 999,999,000 shares authorized;
     888,506,602 and 871,826,599  shares issued and outstanding at           8,885          8,718
    December 31,  2003 and 2002 respectively
    Additional paid-in capital                                           7,255,618      7,150,380
    Subscriptions received                                                  12,000         12,000
    Retained earnings (deficit)                                         (7,971,756)    (7,393,019)
                                                                       -----------    -----------

            Total stockholders' equity (deficit)                          (695,253)      (221,921)
                                                                       -----------    -----------

Total Liabilities and Stockholders' Equity (Deficit)                   $    88,528    $   366,020
                                                                       ===========    ===========

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      YEARS ENDED DECEMBER 31 2003 AND 2002

                                                           2003              2002
                                                       -------------    -------------
REVENUES
    Sales, net of customer returns                     $      79,118    $     158,725
                                                       -------------    -------------

          Net sales                                           79,118          158,725
                                                       -------------    -------------

COST OF OPERATIONS

    Cost of operations                                        14,851            5,979
                                                       -------------    -------------

          Total cost of operations                            14,851            5,979
                                                       -------------    -------------

Gross Profit                                                  64,267          152,746
                                                       -------------    -------------

OPERATING EXPENSES
    Sales and marketing expense                                2,348            9,344
    General and administrative expenses                      313,527          462,262
    Amortization and depreciation                             57,131           70,158
                                                       -------------    -------------

          Total operating expenses                           373,006          541,764
                                                       -------------    -------------

Operating income (loss)                                     (308,739)        (389,018)
                                                       -------------    -------------

OTHER INCOME (EXPENSE)
    Interest expense                                         (80,344)         (29,709)
    Writeoff of investment                                     - 0 -           (5,996)
    Loss on divestment                                         - 0 -          (55,237)
    Impairment of Goodwill and Intangible Assets            (224,695)           - 0 -
    Other income                                              35,042           35,000
                                                       -------------    -------------

          Total other income (expense)                      (269,997)         (55,942)
                                                       -------------    -------------

Loss before provision for income taxes                      (578,736)        (444,960)
Income taxes                                                     -0-              -0-
                                                       -------------    -------------

Net income (loss)                                      $    (578,736)   $    (444,960)
                                                       =============    =============

Net income (loss) per common share, basic              $        0.00    $        0.00
                                                       =============    =============

Weighted average number of common shares outstanding     875,317,588      870,064,955
                                                       =============    =============

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                         TOTAL
                                      NUMBER                     ADDITIONAL                           STOCKHOLDERS'
                                        OF           COMMON       PAID-IN      SUBS.     ACCUMULATED     EQUITY
                                      SHARES         STOCK        CAPITAL     RECEIVED     DEFICIT      (DEFICIT)
                                    -----------    ---------    -----------   --------   ------------ -------------
BALANCE, December 31, 2001          829,326,599    $   8,293    $ 6,930,865    $     0   $(6,948,060    $  (8,902)

Shares  sold  for cash                5,000,000           50         49,950          0             0       50,000

Subscription received                         0            0              0     12,000             0       12,000
Shares for services and expenses     37,500,000          375        169,565          0             0      169,940
Net loss                                      0            0              0          0      (444,960)    (444,960)
                                    -----------    ---------    -----------    -------   -----------    ---------

BALANCE, December 31, 2002          871,826,599        8,718      7,150,380     12,000    (7,393,020)    (221,922)

Prior Year Share Adjustment             680,003            7             (7)         0             0            0
Shares for services and expenses      6,000,000           60         45,945          0             0       46,005
Stock Based Compensation             10,000,000          100         59,300          0             0       59,400
Net loss                                                                                    (578,736)    (578,736)
                                    -----------    ---------    -----------    -------   -----------    ---------

BALANCE, December 31, 2003          888,506,602        8,885      7,255,618     12,000    (7,971,756)    (695,253)
                                    ===========    =========    ===========    =======   ===========    =========

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEARS ENDED DECEMBER 31 2003 AND 2002

                                                                          2003          2002
                                                                        ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                       $(578,736)   $(444,960)
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                          57,131       70,158
    Bad debt expense                                                        2,025       19,149
    Impairment of Goodwill and Intangible Assets                          224,695            0
    Writeoff  of note payable                                             (35,142)           0
    Stock based compensation                                               59,400            0
    Expenses paid by common stock                                          46,005      169,940
Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                             (5,446)       2,537
    (Increase) decrease in deposits                                         4,403        1,908
    Increase (decrease) in accounts payable                               (10,511)      20,712
    Increase (decrease) in accrued expenses                                76,128       24,109
    Increase (decrease) in deferred revenue                                 3,070       (4,515)
    Increase (decrease) in shareholders' loan                                   0       (1,350)
                                                                        ---------    ---------

Net cash provided (used) by operating activities                         (156,978)    (142,312)
                                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in Agenesis Corp.                                                0         (796)
    Purchase of property and equipment                                          0       (1,927)
    Loss of divestment                                                          0       55,237
    Writeoff of investment                                                      0        5,996
                                                                        ---------    ---------

Net cash provided (used) by investing activities                                0       58,510
                                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in subscription of common stock                                    0       12,000
    Proceeds from Shareholder Loans                                       163,751            0
    Sale of common stock                                                        0       50,000
                                                                        ---------    ---------

Net cash provided (used) by financing activities                          163,751       62,000
                                                                        ---------    ---------

Net increase (decrease) in cash                                             6,773      (21,802)

CASH and equivalents, beginning of period                                   1,940       23,742
                                                                        ---------    ---------

CASH and equivalents, end of period                                     $   8,713    $   1,940
                                                                        =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Payment of interest in cash                                             $       0    $       0
                                                                        =========    =========
   Payment of taxes                                                             0            0

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

         G) FIXED ASSETS Fixed assets are recorded at cost. Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets of generally five or ten years. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation expense was $42,188 and $45,286 for the years ended December 31, 2003 and 2002, respectively.

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

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         H) INTANGIBLE ASSETS (CONTINUED) Management has determined that the goodwill, copyrights and trademarks reflected on the Company's balance sheet at December 31, 2003 have been impaired by approximately
           $ 225,000 in value due to lack of viable cash flows that can be generated in the foreseeable future, will generate sufficient cash flows to recover their carrying amounts. Amortization of trademarks, copyrights and goodwill is determined utilizing the straight-line method based generally on the estimated useful lives of the intangibles, generally over fifteen years.

         I) ADVERTISING Advertising costs, which are included in selling, general and administrative expenses, are expensed as costs are incurred. Advertising expense was $ 2,330 and $ 6,949 for the years ended December 31, 2003 and 2002, respectively.

         J) DEFERRED REVENUE Deferred income arises in the normal course of business from the development of new web site contracts. Deferred income at December 31, 2003 and 2002 was $ 3,070 and $- 0 -, respectively.

(2) INCOME TAXES Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry- forwards for income tax purposes of approximately $7,639,000 with the latest expiring $578,000, $445,000, $589,200, $3,016,100 and
         $920,000 at December 31, 2018, 2017, 2016, 2015 and 2014, respectively.
         The amount recorded as deferred tax asset as of December 31, 2003 is approximately $2,800,000, which represents the amount of tax benefit of the loss carry-forward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(3) STOCKHOLDERS' EQUITY The Company has authorized 999,999,000 shares of $.00001 par value common stock, with 888,506,602 shares issued and outstanding. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance.

         At December 31, 2001, the Company had 829,326,599 shares of common stock issued and outstanding. In 2002, the Company issued 5,000,000 shares of restricted common stock in exchange for $50,000 in cash, or $0.01 per share. In 2002, the Company issued 3,500,000 shares of common stock for legal services valued at $16,500, at prices ranging from $0.0038 to $0.007 per share. In 2002, the Company issued 34,000,000 shares of common stock for services valued at $153,440, or $0.0045 per share. In 2002, the Company received $12,000 in cash for approximately 2,500,000 shares of restricted common stock. These shares have not yet been issued.

         In 2003, the Company issued 10,000,000 shares of restricted common stock to company officers for services valued at $ 59,400. In 2003, the Company issued 6,000,000 shares of common stock for services valued at $46,005 of $.008 per share.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) COMMITMENTS AND CONTINGENCIES The Company rents office space in Palm Beach, Florida under a lease that commenced December 2003 and expires November 2005. The total monthly rent is currently $1,285.Future lease expenses are $15,420 for 2004 and $14,135 in 2005.

         Prior to the new office lease, the Company rented office space, furniture and equipment on a month-to- month basis for $1,000 from the president.

(5) SHORT-TERM DEBT At December 31, 2003 and 2002, short-term debt consisted of the following:

                                                                          2003       2002
                                                                        --------   --------
         12% note payable to an officer, unsecured, due on
         demand. Upon any default, the note becomes due
         immediately at an interest rate of 18% per annum               $352,321   $231,513

         12% Note payable to a shareholder, unsecured, due on
         demand. Upon any default, the note becomes due
         immediately at an interest rate of 18% per annum                204,986    134,086

         12% note payable to an officer, unsecured, due on
         demand.  Upon any default, the note becomes due
         immediately at an interest rate of 18% per annum                 64,087          0
         Note payable to CGI Marketing, unsecured, due on
         demand, with an interest rate of 5.5%. CGI Marketing has
         ceased existing, which  resulted  in  the debt being written
         off                                                                   0     35,142
                                                                        --------   --------


         Total short-term debt                                          $621,394   $400,741
                                                                        ========   ========

(6) GOING CONCERN The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $578,736 and $444,960 for the years ended December 31, 2003 and 2002, respectively, for a total cumulative loss of $7,971,000. The ability of the Company to continue as a going concern is dependent upon developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently pursuing acquisitions of viable business's in conjunction with seeking additional capital to fund its planned operations.

(7) RELATED PARTY TRANSACTIONS In 2003 and 2002, the Company paid rent and purchased services from and made reimbursements to a related party company owned by an officer and major shareholder. The services purchased were primarily secretarial and reimbursements which include telephone expenses, courier charges and postage. Total payments made to this company during the years ended December 31, 2003 and 2002 were $ 20,500 and $18,721, respectively. Total amounts owed to this company as of December 31, 2003 and 2002 were $64,087 and $22,087, respectively.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)      RECENT ACCOUNTING PRONOUNCEMENTS
         In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 144 applies to all long-lived assets, including discontinued operations, and consequently amends the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Division of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale and requires the measurement to be at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for fiscal years beginning after December 15, 2001. Impairment charges of approximately $225,000 were provided in 2003.

         In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS
         145). SFAS 145 eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 related to the rescission of FASB Statement No. 4 are applicable in fiscal years beginning after May 15, 2002, the provisions related to FASB Statement No. 13 are effective for transactions occurring after May 15, 2002, and all other provisions are effective for financial statements issued on or after May 15, 2002, however, early application is encouraged. Debt extinguishments reported as extraordinary items prior to scheduled or early adoption of SFAS 145 would be reclassified in most cases following adoption. The adoption of SFAS 145 did not have a material effect on the Company's financial position, results of operations, or cash flows.

          In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires the recording of costs associated with exit or disposal activities at their fair values only when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The requirements of SFAS 146 were effective prospectively for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material effect on our financial position, results of operations, or cash flows.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others -- an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34" (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying obligation that is related to an asset, liability or an equity security of the guaranteed party. The recognition provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this FIN did not have a material effect on the Company's financial position, results of operations, or cash flows.,

         In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure an Amendment of FASB Statement No. 123" (SFAS
         148). SFAS 148 amends SFAS 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of the interim disclosure provisions of SFAS 148 did not affect our financial position, results of operations, or cash flows.

(9)      ACQUISITIONS
         In January 2004, the Company consummated an agreement and issued 17,000,000 shares of common stock for 60% equity positions in Time Bytes Limited (a U.K. company) and affiliates Time Bytes International Inc. (a Delaware company ) and Sports Profile Ltd. (a U.K. company) The acquisition was executed pursuant to a stock purchase agreement dated December 30, 2003 between the Company and the major shareholder of Time Bytes Limited.

         In August 2003, the Company entered into an acquisition agreement with Express Air Inc. (a California company). Due to the inability of Express Air, Inc. to meet the terms of the acquisition agreement, the agreement has been rescinded.

Item 8. Changes In And Disagreements With Accountants on Accounting and Financial Disclosure

There have been no disagreements with Accountants on Accounting and Financial Disclosure in 2003.

Item 8A. Controls and Procedures.

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

PART III

Item 9.  Directors, Executive Officers and Control Persons

The executive officers and directors of the Company during 2003 were as follows:

Name                             Age          Position Held with Registrant
-------------------              ---          -----------------------------
Barbara L. Tolley                67           Director
Charles N. Martus                82           Director
Gerfried Mueller                 60           Director
Robert L. Alexander              63           Director
Michael Posner                   44           President
Bradford L. Tolley               39           Secretary and Treasurer
Michael Bhathena                 37           Vice President

Charles N. Martus has served as a Director of the Company since February 9, 1998. Mr. Martus is a graduate of Dartmouth College, Hanover, New Hampshire in 1944, and attended Amos Tuck School. Mr. Martus was a principal in a gourmet food operation in Manhattan from 1946 until 1990. Mr. Martus is now retired.

Dr. Gerfried Mueller has served as a Director of the Company since his appointment on January 2, 2004. Dr. Mueller holds an undergraduate degree from the University of Munich, as well as PhD degree and a Medical degree from the University of Zurich, Switzerland. Dr. Mueller's career has specialized in developing and manufacturing high-tech medical equipment that is currently being sold all over Europe.

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

Barbara L. Tolley has served as a Director of the Company since February 9, 1998. Ms. Tolley served as Chief Executive Officer from February 9, 1998 to May, 2002. Ms. Tolley received her BA from Ohio State University in 1959. In 1975, she founded Westchester Ltd., Inc., a privately held company specializing in international marketing and advertising in which she held the office of President until 1989. Ms. Tolley founded Property Intelligence, LTD, in 1990, an international real estate marketing and consulting company. Ms. Tolley founded Property Intelligence International, Inc., (PII), in 1992, a Real Estate online business information and database service in collaboration with AT&T's Business Services. Ms. Tolley is the mother of Bradford L. Tolley, Secretary and Treasurer of the Company.

Michael Posner has been President of the Company since August, 2000. Mr. Posner is a shareholder in the law firm of Ward, Damon, Posner & Gilbert where he has been since 1989. He is a member of the Florida Bar. Mr. Posner received his Juris Doctor degree in 1985 from the University of Florida.

Bradford L. Tolley has been the Secretary and Treasurer of the Company since February 9, 1998. Mr. Tolley is a graduate of Phillips Academy in Andover, Massachusetts in 1982, and attended Rollins College in Winter Park, Florida and the University of London. He was employed by Westchester Ltd., Inc., as an account executive from 1984 to 1989. From 1990-1992, Mr. Tolley was employed by Bilfinger & Berger's American subsidiary, Fru-Con Corporation, both subsidiaries of Dresdner Bank in Germany. From 1992-1995, Mr. Tolley was Vice President of PII, Inc., an online business service in collaboration with AT&T. Mr. Tolley is currently President of Tolley Investments, Inc., a privately held company. Mr. Tolley is the son of Barbara L. Tolley.

Michael Bhathena has served as the Chief Information Officer of the Company since February 9, 1998. Mr. Bhathena holds a B.A. in Computing & Statistics and a masters degree in computing science, from the University of Kent in Great Britain. Mr. Bhathena served as an assistant trader and then in the finance department at the Hong Kong & Shanghai Banking Corporation's (HSBC) City of London Offices from 1986-1988. Mr. Bhathena served as a voice and data communications executive for the Infocheck Group, Ltd. from 1992-93, a pioneer in providing on-line credit information to British companies. Mr. Bhathena was employed and served as President of PII LTD., United Kingdom, which was an affiliate of PII, one of the Internet Companies, from 1993-1995.

AUDIT COMMITTEE AND CODE OF ETHICS.

The Company has not formally appointed and audit committee, and the entire Board of Directors (four persons) currently serves the function of an audit committee. The Company has not made a determination as to whether any of its directors would qualify as an audit committee financial expert. The Company has not yet adopted a code of ethics applicable to its chief executive officer and chief accounting officer, or persons performing those functions, because of the small number of persons involved in management of the Company.

Item 10. Executive Compensation

Summary Compensation Table

Officer/Position                    Year    Salary    Bonus   Other Compensation
----------------                    ----    ------    -----   ------------------
Michael Posner                      2003       0         0           $9,000 (1)
Acting CEO

Bradford L. Tolley
Secretary, Treasurer &              2003       0         0          $24,000 (2)
Acting Chief Executive Officer

----------
(1) Represents 3,000,000 shares of restricted stock granted as of March 27, 2003 and December 27, 2003, at an average value of $0.003.
(2) Represents 8,000,000 shares restricted stock granted on May 2, 2003 at a value of $0.003.

Options Granted and Options Exercised During 2003

The Company did not grant any options during the fiscal year ended December 31, 2003. None of the Company's directors or executive officers own any options to purchase shares of the Company's common stock.

Incentive Stock Plans

In April 1998, the Company adopted the Safe Technologies International, Inc. 1998 Incentive Stock Plan. This Plan is intended to provide incentives to, and awards for, certain eligible employees, officers, directors and consultants who have contributed and will continue to contribute to the success of the Company. The Incentive Stock Plan provides for the granting of nonstatutory stock options, restricted stock grants and stock awards. The Company has reserved up to 30,000,000 shares of common stock under the Incentive Stock Plan, consisting of a maximum of 15,000,000 restricted stock grants and 15,000,000 stock awards. The 1998 Stock Plan is administered by the Compensation Committee of the Board of Directors.

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

Under one or more of the above Plans, the Company awarded 13,350,000 shares during 2003, 3,500,000 shares during 2002, and 4,000,000 shares during 2001, to its officers, directors and consultants.

Director Compensation

Directors received no compensation for services rendered as members of the Company's Board of Directors during 2003.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the number of shares of the Company's Common Stock that are beneficially owned by (i) each executive officer of the Company, (ii) each director of the Company and (iii) each shareholder of the Company who owns more than 5% of the Company's Common Stock as of December 31, 2003. An asterisk indicates beneficial ownership of less than 1% of the Company's outstanding stock. Except as otherwise indicated, each of the shareholders listed below has voting and investment power over the shares beneficial owned and the address of each beneficial owner is c/o the Company at 2875 S. Ocean Blvd., Palm Beach, Florida 33480. As of December 31, 2003, there were issued and outstanding 886,426,599 shares of the Company's common stock.

Name of
Beneficial Owner        Shares Beneficially Owned             Percent of Class
----------------        -------------------------             ----------------
Ruth Deutsch (1)                    225,870,657                      25.4%
Shareholder

Franklin Frank (1)                  225,870,657                      25.4%
Shareholder

Barbara L. Tolley (2)               236,301,066                      26.6%
Director

Michael Posner                        3,800,000                      *
President

Brad L. Tolley                        8,000,000                      *
Secretary, Treasurer
Acting CEO

Michael Bhathena                        753,000                      *
Vice President

Charles N. Martus                       400,000                      *
Director

All Officers and Directors
as a group (7 persons)              249,254,066                      28.1%

----------
(1) Includes 34,000,000 shares held by LVDB, Inc., a corporation controlled by Franklin Frank, Ms. Deutsch's husband, 34,000,000 shares held by Franklin Frank, 4,000,000 shares by Lenore Hardy, Mr. Frank's daughter, and 2,000,000 shares owned by Charles Frank, Mr. Frank's son. Ms. Deutsch disclaims any beneficial interest in the shares held by her husband.
(2) Represents 235,501,066 shares held by The Lang Family Trust, of which Barbara L. Tolley is Trustee, and 800,000 shares held by the estate of Jack
    W. Tolley, Ms. Tolley's late husband.

Item 12. Certain Relationships and Related Party Transactions

In 2002 and 2003, the Company purchased services from Tolley Investments, a company owned by Bradford L. Tolley, acting CEO and Secretary/Treasurer of the Company. The services purchased were primarily secretarial, IT personnel, and miscellaneous office supplies, telephone, expenses, courier and postage. The total amount owed to Tolley Investments for these services was $58,087 as of December 31, 2004, consisting of $22,087 carried forward from previous years and $36,000 for services purchased during 2003.

Item 13. Exhibits and Reports on Form 8-K

         (a)      Exhibit Index

         31.1  Certification of principal executive officer

         31.2  Certification of principal financial officer


         (b)      Reports on Form 8-K.

The Company filed no Reports on Form 8-K during the quarter ended December 31, 2003.

Item 14. Principal Accountant Fees and Services.

AUDIT FEES.

The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $17,000 in 2002 and $16,875 in 2003.

TAX FEES.

The aggregate fees billed to the Company for professional services rendered for completion of the Company's tax returns was $750 in 2002 and $750 in 2003.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


SAFE TECHNOLOGIES INTERNATIONAL, INC.

By:  /s/ Michael  Posner
       -----------------------------------------
      Michael Posner, President
Date:    March 30, 2004


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Michael Posner
       ------------------------------------------
      Michael Posner, President (principal executive officer)
Date:    March 30, 2004


By: /s/Barbara L. Tolley
       ------------------------------------------
      Barbara L. Tolley, Director and acting principal financial officer
Date:    March 30, 20004


By: /s/ Charles N. Martus
      ------------------------------------------
       Charles N. Martus, Director
Date:    March 30, 2004


By: /s/ Robert L. Alexander
      ------------------------------------------
       Robert L. Alexander, Director
Date:     March 30, 2004


By: /s/ Gerfried Mueller
      ------------------------------------------
       Gerfried Mueller, Director
Date:     March __, 2004