Form 10QSB
period 2004-03-31
SAFE TECHNOLOGIES INTERNATIONAL INC
filed 2004-05-13
CIK 829117

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004
                                                 --------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from ___________ to ___________

                        Commission file number 000-17746
                        --------------------------------


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

            2875 S. Ocean Boulevard, Suite 104, Palm Beach, FL 33480
            --------------------------------------------------------
                    (Address of principal executive offices)

                                 (561) 832-2700
                                 --------------
                           (Issuer's telephone number)


             --------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 918,556,602 shares of common stock as of March 31, 2004

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2004 AND DECEMBER 31, 2003

                                                                        March 31,     December 31
                                                                          2004           2003
                                                                       -----------    -----------
                                                                                       (Audited)
                                   ASSETS
CURRENT ASSETS
   Cash                                                                $    19,219    $     8,713
   Accounts receivable, net of allowance for doubtful accounts of
        $19,510 and $20,000 respectively                                     6,508          4,192
                                                                       -----------    -----------

            Total current assets                                            25,727         12,905
                                                                       -----------    -----------

PROPERTY AND EQUIPMENT
    Furniture, fixtures and equipment                                       22,675         33,649

        Less: Accumulated depreciation                                     (14,995)       (14,246)
                                                                       -----------    -----------

            Total property and equipment                                     7,680         19,403
                                                                       -----------    -----------

OTHER ASSETS
    Deposits                                                                 2,889          2,889
    Other assets, net                                                       53,383         53,331
                                                                       -----------    -----------

            Total other assets                                              56,272         56,220
                                                                       -----------    -----------

Total Assets                                                           $    89,679    $    88,528
                                                                       ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
    Accounts payable                                                   $    74,554    $    71,099
    Accrued expenses                                                        70,192         88,218
    Notes and loans payable                                                733,683        621,394
    Deferred revenue                                                         4,068          3,070
                                                                       -----------    -----------

            Total current liabilities                                      882,497        783,781
                                                                       -----------    -----------

Total Liabilities                                                          882,497        783,781
                                                                       -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, $0.00001 par value, 999,999,000 shares authorized;
    918,556,602 and 888,506,602  shares issued and outstanding at            9,185          8,885
    March 31, 2004 and December 31,  2003 respectively
    Additional paid-in capital                                           7,397,668      7,255,618
    Stock Issued for Cancelled Acquisition                                 (40,950)         - 0 -
    Subscriptions received                                                  12,000         12,000
    Retained earnings (deficit)                                         (8,170,721)    (7,971,756)
                                                                       -----------    -----------

            Total stockholders' equity (deficit)                          (792,818)      (695,253)
                                                                       -----------    -----------

Total Liabilities and Stockholders' Equity (Deficit)                   $    89,679    $    88,528
                                                                       ===========    ===========

    The accompanying notes are an integral part of the financial statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                                            2004             2003
                                                       -------------    -------------
REVENUES

    Sales, net of customer returns                     $      17,634    $      29,956
                                                       -------------    -------------

          Net sales                                           17,634           29,956
                                                       -------------    -------------

COST OF OPERATIONS

    Cost of operations                                         4,895            5,180
                                                       -------------    -------------

          Total cost of operations                             4,895            5,180
                                                       -------------    -------------

Gross Profit                                                  12,739           24,776
                                                       -------------    -------------

OPERATING EXPENSES
    Sales and marketing expense                                  925              245
    General and administrative expenses                      179,937           74,476
    Amortization and depreciation                                749            1,387
                                                       -------------    -------------

          Total operating expenses                           181,611           76,108
                                                       -------------    -------------

Operating income (loss)                                     (168,872)         (51,332)
                                                       -------------    -------------

OTHER INCOME (EXPENSE)
    Interest expense                                         (19,121)         (10,427)
    Loss on fixed asset retirement                           (10,972)             -0-
                                                       -------------    -------------

          Total other income (expense)                       (30,093)         (10,427)
                                                       -------------    -------------

Loss before provision for income taxes                      (198,965)         (61,759)
Income taxes                                                     -0-              -0-
                                                       -------------    -------------

Net income (loss)                                      $    (198,965)   $     (61,759)
                                                       =============    =============

Net income (loss) per common share, basic              $        0.00    $        0.00
                                                       =============    =============

Weighted average number of common shares outstanding     905,086,602      874,826,599
                                                       =============    =============

     The accompanying notes are an integral part of the financial statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                                        TOTAL
                                 NUMBER                    ADDITIONAL                                                STOCKHOLDERS'
                                   OF          COMMON       PAID-IN         SUBS.       CANCELLED    ACCUMULATED        EQUITY
                                 SHARES        STOCK        CAPITAL       RECEIVED     ACQUISITION      DEFICIT       (DEFICIT)
                               -----------     ------     -----------     --------     -----------   -----------     -------------
BALANCE, December 31, 2001     829,326,599     $8,293     $ 6,930,865     $     0        $      0     $(6,948,060     $  (8,902)

Shares  sold  for cash           5,000,000         50          49,950           0              --               0        50,000

Subscription received                    0          0               0      12,000              --               0        12,000
Shares for services
  and expenses                  37,500,000        375         169,565           0              --               0       169,940
Net loss year ended
  Dec 31, 2002                          0          0                0           0              --        (444,960)     (444,960)
                               -----------     ------     -----------     -------        --------     -----------     ---------

BALANCE, December 31, 2002     871,826,599      8,718       7,150,380      12,000              --      (7,393,020)     (221,922)

Prior Year Share Adjustment        680,003          7              (7)          0              --               0             0
Shares for services
  and expenses                   6,000,000         60          45,945           0              --               0        46,005
Stock Based Compensation        10,000,000        100          59,300           0              --               0        59,400
Net loss year ended
  Dec 31, 2003                          --         --              --          --              --        (578,736)     (578,736)
                               -----------     ------     -----------     -------        --------     -----------     ---------

BALANCE, December 31, 2003     888,506,602      8,885       7,255,618      12,000               0      (7,971,756)     (695,253)
Shares for services
  and expenses                   4,200,000         42          31,358           0              --               0        31,400
Stock Based Compensation        20,000,000        200          69,800           0              --               0        70,000
Stock issued for
  Terminated Acquisition         5,850,000         58          40,892          --         (40,950)             --             0
Net loss three months ended
  March 31, 2004                        --         --              --          --              --        (198,965)     (198,965)
                               -----------     ------     -----------     -------        --------     -----------     ---------

BALANCE, March  31, 2004       918,556,602      9,185       7,397,668      12,000         (40,950)     (8,170,721)     (792,818)
                               ===========     ======     ===========     =======        ========     ===========     =========

     The accompanying notes are an integral part of the financial statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003


                                                                           2004         2003
                                                                        ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                       $(198,965)   $ (61,759)
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                             749       13,871
    Bad debt expense                                                            0       15,209
    Impairment of Goodwill and Intangible Assets                                0            0
    Loss on Fixed Asset Retirement                                         10,972            0
    Stock based compensation                                               70,000            0
    Expenses paid by common stock                                          31,400        7,500
Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                             (2,316)     (12,318)
    (Increase) decrease in other assets                                       (52)           0
    (Increase) decrease in deposits                                             0        4,249
    Increase (decrease) in accounts payable                                 3,455      (21,960)
    Increase (decrease) in accrued expenses                                62,319       15,625
    Increase (decrease) in deferred revenue                                   998            0
                                                                        ---------    ---------

Net cash provided (used) by operating activities                          (21,440)     (39,583)
                                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
                                                                                0            0
                                                                        ---------    ---------

Net cash provided (used) by investing activities                                0            0
                                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increases of  Shareholders Loans                                       31,944       59,289
                                                                        ---------    ---------

Net cash provided (used) by financing activities                           31,944       59,289
                                                                        ---------    ---------

Net increase (decrease) in cash                                            10,504       19,706

CASH and equivalents, beginning of period                                   8,713        1,940
                                                                        ---------    ---------

CASH and equivalents, end of period                                     $  19,217    $  21,646
                                                                        =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Payment of taxes                                                        $       0    $       0
                                                                        =========    =========
Payment of interest in cash                                             $       0    $       0
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

         B) USE OF ESTIMATES The financial statements have been prepared in conformity with accounting principles generally accepted in the United States. In preparing the financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the balance sheets and statements of operations for the years then ended. Actual results may differ from these estimates. Estimates are used when accounting for allowance for bad debts, collectibility of accounts receivable, amounts due to service providers, depreciation, litigation contingencies, among others. Results of operations for the quarters ended March 31, 2004 and 2003 may not be representative of a full years activity.

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

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         H) INTANGIBLE ASSETS The Company continually evaluates the carrying value of goodwill and other intangible assets to determine whether there are any impairment losses. If indicators of impairment are present in intangible assets used in operations and future cash flows are not expected to be sufficient to recover the assets' carrying amount, an impairment loss would be charged to expense in the period identified. Management had determined that the goodwill, copyrights and trademarks reflected on the Company's balance sheet at December 31, 2003 have been impaired in value due to lack of viable cash flows that can be generated in the foreseeable future, will generate sufficient cash flows to recover their carrying amounts. A provision was made to reflect the imparement. Amortization of trademarks, copyrights and goodwill is determined utilizing the straight-line method based generally on the estimated useful lives of the intangibles, generally over fifteen years.

         I) ADVERTISING Advertising costs, which are included in selling, general and administrative expenses, are expensed as costs are incurred.

         J) DEFERRED REVENUE Deferred income arises in the normal course of business from billing and collection of annual contracts.

         K) RECLASSIFICATIONS -Historical financial information has in some cases been reclassified to conform to current financial presentation

         L) INTERIM FINANCIAL INFORMATION The financial statements for the three months ended March 31, 2004 and 2003 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

         (2) INCOME TAXES Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $7,639,000 with the latest expiring $ 578,000 $445,000, $589,200, $3,016,100 and
         $920,000 at December 31, 2018, 2017, 2016, 2015 and 2014, respectively.
         The amount recorded as deferred tax asset as of December 31, 2003 is approximately $2,800,000, which represents the amount of tax benefit of the loss carry-forward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(3) STOCKHOLDERS' EQUITY The Company has authorized 999,999,000 shares of $.00001 par value common stock, with 918,556,602 shares issued and outstanding. at march 31, 2004 Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance.

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

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) STOCKHOLDERS' EQUITY (cont'd)
         In 2003, the Company issued 10,000,000 shares of restricted common stock to company officers for services valued at $ 59,400. In 2003, the Company issued 6,000,000 shares of common stock for services valued at $46,005 of $.008 per share.

         In the first quarter of 2004, the company issued 4,200,000 shares of common stock valued at $ 31,400 for services and, and 20,000,000 shares of restricted common stock valued at $70,000 for compensation to the CEO of the company.

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

(5) SHORT-TERM DEBT At March 31 2004 , short-term debt consisted of the following:

                                                                       2004
                                                                   -----------
         12% note payable to an officer, unsecured, due on
         demand.  Upon any default, the note becomes due
         immediately at an interest rate of 18% per annum           $   394,762

         12 % Note payable to a shareholder, unsecured, due on
         demand.  Upon any default, the note becomes due
         immediately at an interest rate of 18% per annum              272,664

         12% note payable to an officer, unsecured, due on
         demand.  Upon any default, the note becomes due
         immediately at an interest rate of 18% per annum               66,257

         Total short-term debt                                      $  733,683
                                                                    ==========

(6) GOING CONCERN The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of
          $198,965 for the three months ending March 31, 2004, $5578,736 and $444,960 for the years ended December 31, 2003 and 2002, respectively, for a total cumulative loss of $8,170,000. The ability of the Company to continue as a going concern is dependent upon developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently pursuing acquisitions of viable business's in conjunction with seeking additional capital to fund its planned operations.

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

(9) CANCELLED  ACQUISITION
         In January 2004, the Company entered a n agreement to issue17,000,000 shares of common stock for 60% equity positions in Time Bytes Limited (a U.K. company) and affiliates Time Bytes International Inc. (a Delaware company ) and Sports Profile Ltd. (a U.K. company) The acquisition was to be executed pursuant to a stock purchase agreement dated December 30, 2003 between the Company and the major shareholder of Time Bytes Limited. Certain terms of the agreement were not met and the acquisition was cancelled. The company had issued 5,850,000 shares of common stock as part of the first installment. The company is to get these shares returned or is to receive the proceeds of any shares that were sold.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINACIAL CONDITION AND RESULTS OF OPERATION

During the first quarter, we stayed with our plan of controlled, fiscally responsible management, seeking out entrepreneurial opportunities through acquisitions of new technology start up companies. We have entered into several agreements with foreign consultants in order to increase the flow of business candidates that might result in potential acquisitions for the Company. As a result, we continue to receive and evaluate new acquisition candidates.

One interesting result from our international outreach activities is that the Company's stock has been accepted for trading on the Berlin Stock Exchange. Berliner Freiverkehr AG, one of the largest German brokerage firms, acting as a market maker for the Unofficial Regulated Markets in Berlin and Frankfurt, has started to trade our stock. The first day of trading was March 26, 2004. The trading symbol for the Company on the exchange is OUI, and the German Cusip Number is US 7864161077. Now that our stock is traded on the Berlin Stock Exchange, German investors can now buy the Company's shares in their domestic currency.

Unfortunately, we will not be completing our acquisition of a 60% interest in Time Bytes, Ltd., and its two affiliates. Our additional due diligence, prior to making our second payment for this acquisition, brought to light additional facts which we found to be unacceptable. As a result, we have terminated the acquisition and have made demand for the return of our initial payment.

COMPARISON OF THE PERIODS ENDED MARCH 31, 2004 AND MARCH 31, 2003

Revenues were $17,634 and $29,956 for the quarters ended March 31, 2004 and 2003, respectively. The decrease in revenues is primarily a result of our competition offering web services for lower prices.

Cost of Sales were $4,895 and $5,180 for the quarters ended March 31, 2004 and 2003, respectively. This reflects reduced costs as a result of our reduced revenues.

Selling, general, and administrative expenses were $181,611 and $76,108 for the quarters ended March 31, 2004 and 2003, respectively. The increase reflects an increase in general and administrative expenses as a result of increased efforts to locate, evaluate, and attract acquisition candidates.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, the Company had a $856,770 working capital deficit, compared to a $770,876 working capital deficit as of December 31, 2003. The increase of $85,894 is primarily due to the increase in general and administrative expenses, as discussed above.

The Company currently has limited revenues while it seeks to develop its existing investments and looks for additional suitable business combinations. The Company is essentially dependant, at this time, on its primary shareholder to fund operating shortfalls. There can be no assurance that the Company's cash flow will increase in the near future, or that the revenues eventually generated from its existing investments will be sufficient to allow the Company to pursue additional profitable ventures.

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

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits.

         31.1  Certification of principal executive officer

         31.2  Certification of principal financial officer

         32    Section 1350 Certification

         (b) Reports on Form 8-K.

               On February 14, 2004, the Company filed a Report on Form 8-K reporting on the status of its acquisition of Time Bytes, Ltd., and affiliates.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Safe Technologies International, Inc.
                                        (Registrant)



Date: May   , 2004                      By: /s/ Michael Posner
    --------------                          ------------------
                                            Michael Posner, President