Form 10QSB
period 2004-06-30
SAFE TECHNOLOGIES INTERNATIONAL INC
filed 2004-08-19
CIK 829117

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       For the quarterly period ended     June 30, 2004
                                                      ---------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                       For the transition period from ___________ to ___________

                       Commission file number:      000-17746
                                               ---------------------

                      Safe Technologies International, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Delaware                                  22-2824492
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

            2875 S. Ocean Boulevard, Suite 104, Palm Beach, FL 33480
            --------------------------------------------------------
                    (Address of principal executive offices)

                                 (561) 832-2700
                           ---------------------------
                           (Issuer's telephone number)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
928,556,602 shares of common stock as of June 30, 2004
------------------------------------------------------

Transitional Small Business Disclosure Format (Check one): Yes [ ]   No [X]

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Consolidated Financial Statements:
         Consolidated Balance Sheets                                        3
         Consolidated Statements of Operations                            4-5
         Consolidated Statements of Changes in Stockholders' Equity         6
         Consolidated Statements of Cash Flows                              7

Notes to Consolidated Financial Statements                                  8

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                            June 30,      December 31,
                                                                             2004            2003
                                                                         -----------      ------------
                                                                                           (Audited)
                                   ASSETS
CURRENT ASSETS
   Cash                                                                  $     4,791      $     8,713
   Accounts receivable, net of allowance for doubtful accounts of
     $22,000 and $20,000 respectively                                          1,931            4,192
                                                                         -----------      -----------

            Total current assets                                               6,722           12,905
                                                                         -----------      -----------

PROPERTY AND EQUIPMENT
    Furniture, fixtures and equipment                                         22,675           33,649

        Less: Accumulated depreciation                                       (15,745)         (14,246)
                                                                         -----------      -----------

            Total property and equipment                                       6,930           19,403
                                                                         -----------      -----------

OTHER ASSETS
    Deposits                                                                   2,889            2,889
    Other assets, net                                                         53,383           53,331
                                                                         -----------      -----------

            Total other assets                                                56,272           56,220
                                                                         -----------      -----------

Total Assets                                                             $    69,924      $    88,528
                                                                         ===========      ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
    Accounts payable                                                     $    84,198      $    71,099
    Accrued expenses                                                          49,979           88,218
    Notes and loans payable                                                  745,682          621,394
    Deferred revenue                                                           4,068            3,070
                                                                         -----------      -----------

            Total current liabilities                                        883,927          783,781
                                                                         -----------      -----------

Total Liabilities                                                            883,927          783,781
                                                                         -----------      -----------

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, $0.00001 par value, 999,999,000 shares authorized;
      928,556,602 and 888,506,602 shares issued and outstanding at
      June 30, 2004 and December 31, 2003 respectively                         9,286            8,885
    Additional paid-in capital                                             7,452,568        7,255,618
    Stock Issued for Cancelled Acquisition                                   (40,950)           - 0 -
    Subscriptions received                                                    12,000           12,000
    Retained earnings (deficit)                                           (8,246,907)      (7,971,756)
                                                                         -----------      -----------

            Total stockholders' equity (deficit)                            (814,003)        (695,253)
                                                                         -----------      -----------

Total Liabilities and Stockholders' Equity (Deficit)                     $    69,924      $    88,528
                                                                         ===========      ===========


     The accompanying notes are an integral part of the financial statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003


                                                              2004              2003
                                                         -------------      -------------
REVENUES

    Sales, net of customer returns                       $      29,120      $      52,370
                                                         -------------      -------------

          Net sales                                             29,120             52,370
                                                         -------------      -------------

COST OF OPERATIONS

    Cost of operations                                           7,200              8,167
                                                         -------------      -------------

          Total cost of operations                               7,200              8,167
                                                         -------------      -------------

Gross Profit                                                    21,920             44,203
                                                         -------------      -------------

OPERATING EXPENSES
    Sales and marketing expense                                  1,600              5,898
    General and administrative expenses                        241,106            116,529
    Amortization and depreciation                                1,498             27,743
                                                         -------------      -------------

          Total operating expenses                             244,204            150,170
                                                         -------------      -------------

Operating income (loss)                                       (222,284)          (105,967)
                                                         -------------      -------------

OTHER INCOME (EXPENSE)
    Interest expense                                           (41,895)           (21,515)
    Loss on fixed asset retirement                             (10,972)             - 0 -
                                                         -------------      -------------

          Total other income (expense)                         (52,867)           (21,515)
                                                         -------------      -------------

Loss before provision for income taxes                        (275,151)          (127,482)
Income taxes                                                       -0-                -0-
                                                         -------------      -------------

Net income (loss)                                        $    (275,151)     $    (127,482)
                                                         =============      =============

Net income (loss) per common share, basic                $        0.00      $        0.00
                                                         =============      =============

Weighted average number of common shares outstanding       910,304,816        874,826,599
                                                         =============      =============

     The accompanying notes are an integral part of the financial statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 2004 AND 2003

                                                              2004              2003
                                                         -------------      -------------
REVENUES

    Sales, net of customer returns                       $      11,486      $      22,414
                                                         -------------      -------------

          Net sales                                             11,486             22,414
                                                         -------------      -------------

COST OF OPERATIONS

    Cost of operations                                           2,305              7,987
                                                         -------------      -------------

          Total cost of operations                               2,305              7,987
                                                         -------------      -------------

Gross Profit                                                     9,181             14,427
                                                         -------------      -------------

OPERATING EXPENSES
    Sales and marketing expense                                    675              3,748
    General and administrative expenses                         61,169             51,442
    Amortization and depreciation                                  749             13,872
                                                         -------------      -------------

          Total operating expenses                              62,593             69,062
                                                         -------------      -------------

Operating income (loss)                                        (53,412)           (54,635)
                                                         -------------      -------------

OTHER INCOME (EXPENSE)
    Interest expense                                           (22,774)           (11,088)
    Loss on fixed asset retirement                               - 0 -              - 0 -
                                                         -------------      -------------

          Total other income (expense)                         (22,774)           (11,088)
                                                         -------------      -------------

Loss before provision for income taxes                         (76,186)           (65,723)
Income taxes                                                       -0-                -0-
                                                         -------------      -------------

Net income (loss)                                        $     (76,186)     $     (65,723)
                                                         =============      =============

Net income (loss) per common share, basic                $        0.00      $        0.00
                                                         =============      =============

Weighted average number of common shares outstanding       919,556,602        874,826,599
                                                         =============      =============

     The accompanying notes are an integral part of the financial statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                                         TOTAL
                                NUMBER                   ADDITIONAL                                                   STOCKHOLDERS'
                                  OF         COMMON       PAID-IN          SUBS.         CANCELLED      ACCUMULATE       EQUITY
                                SHARES       STOCK        CAPITAL         RECEIVED      ACQUISITION      DEFICIT        (DEFICIT)
                             -----------  ------------  ------------    ------------    ------------   ------------   ------------

BALANCE, December 31, 2001   829,326,599         8,293  $  6,930,865    $          0    $          0   $ (6,948,060)  $     (8,902)

Shares sold for cash           5,000,000            50        49,950               0              --              0         50,000

Subscription received                  0             0             0          12,000              --              0         12,000
Shares for services
  and expenses                37,500,000           375       169,565               0              --              0        169,940
Net loss year ended
  Dec 31, 2002                         0             0             0               0              --       (444,960)      (444,960)
                             -----------  ------------  ------------    ------------    ------------   ------------   ------------

BALANCE, December 31, 2002   871,826,599         8,718     7,150,380          12,000              --     (7,393,020)      (221,922)

Prior Year
  Share Adjustment               680,003             7            (7)              0              --              0              0
Shares for services
  and expenses                 6,000,000            60        45,945               0              --              0         46,005
Stock Based Compensation      10,000,000           100        59,300               0              --              0         59,400
Net loss year ended
  Dec 31, 2003                                                                                             (578,736)      (578,736)
                             -----------  ------------  ------------    ------------    ------------   ------------   ------------

BALANCE, December 31, 2003   888,506,602         8,885     7,255,618          12,000               0     (7,971,756)      (695,253)

Shares for services
  and expenses                 4,200,000            42        31,358               0              --              0         31,400
Stock Based Compensation      30,000,000           300       124,700               0              --              0        125,000
Stock issued for
  Terminated Acquisition       5,850,000            58        40,892              --         (40,950)            --            -0-
Net loss six months ended
  June 30, 2004                       --            --            --              --              --       (275,151)      (275,151)
                             -----------  ------------  ------------    ------------    ------------   ------------   ------------

BALANCE, June 30, 2004       928,556,602         9,285     7,452,568          12,000         (40,950)    (8,246,907)      (814,004)
                             ===========  ============  ============    ============    ============   ============   ============

     The accompanying notes are an integral part of the financial statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003


                                                                            2004           2003
                                                                          ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                         $(275,151)     $(127,482)
Adjustments to reconcile net income to net cash provided by
operating activities:
    Depreciation and amortization                                             1,498         78,342
    Bad debt expense                                                          2,000              0
    Impairment of Goodwill and Intangible Assets                              - 0 -              0
    Loss on Fixed Asset Retirement                                           10,972              0
    Stock based compensation                                                125,000              0
    Expenses paid by common stock                                            31,400          7,500
Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                                 (261)         1,357
    (Increase) decrease in other assets                                         (52)         - 0 -
    (Increase) decrease in deposits                                               0          4,249
    Increase (decrease) in accounts payable                                  13,099        (27,709)
    Increase (decrease) in accrued expenses                                  42,631        (70,528)
    Increase (decrease) in deferred revenue                                     998          - 0 -
                                                                          ---------      ---------

Net cash provided (used) by operating activities                            (47,866)      (134,271)
                                                                          ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided (used) by investing activities                                  0          - 0 -
                                                                          ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increases of Shareholders Loans                                          43,944        143,489
                                                                          ---------      ---------

Net cash provided (used) by financing activities                             43,944        143,489
                                                                          ---------      ---------

Net increase (decrease) in cash                                              (3,922)         9,218

CASH and equivalents, beginning of period                                     8,713          1,940
                                                                          ---------      ---------

CASH and equivalents, end of period                                       $   4,791      $  11,158
                                                                          =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of taxes                                                          $       0      $       0
                                                                          =========      =========
Payment of interest in cash                                               $       0      $       0
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

         a) PRINCIPLES OF CONSOLIDATION

            The consolidated financial statements include the accounts of Safe Technologies International, Inc. and its subsidiaries, Total Micro Computers, Inc., Connect. ad, Inc., Connect.ad Services, Inc. and Internet Associates International, Inc. All material inter-company transactions and balances have been eliminated in the consolidated financial statements.

         b) USE OF ESTIMATES

            The financial statements have been prepared in conformity with accounting principles generally accepted in the United States. In preparing the financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the balance sheets and statements of operations for the years then ended. Actual results may differ from these estimates. Estimates are used when accounting for allowance for bad debts, collectibility of accounts receivable, amounts due to service providers, depreciation, litigation contingencies, among others. Results of operations for the six and three months ended June 30, 2004 and 2003 may not be representative of a full years activity.

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

         g) FIXED ASSETS

            Fixed assets are recorded at cost. Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets of generally five or ten years. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation expense was $1,498 and $21,094 for the six months ended June 30, 2004 and 2003, respectively

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         h) INTANGIBLE ASSETS

            The Company continually evaluates the carrying value of goodwill and other intangible assets to determine whether there are any impairment losses. If indicators of impairment are present in intangible assets used in operations and future cash flows are not expected to be sufficient to recover the assets' carrying amount, an impairment loss would be charged to expense in the period identified. Management had determined that the goodwill, copyrights and trademarks reflected on the Company's balance sheet at December 31, 2003 have been impaired in value due to lack of viable cash flows that can be generated in the foreseeable future, which will generate sufficient cash flows to recover their carrying amounts. A provision was made to reflect the imparement.

         i) ADVERTISING

            Advertising costs, which are included in selling, general and administrative expenses, are expensed as costs are incurred.

         j) DEFERRED REVENUE

            Deferred income arises in the normal course of business from billing and collection of annual contracts.

         k) RECLASSIFICATIONS

            Historical financial information has in some cases been reclassified to conform to current financial presentation

         l) INTERIM FINANCIAL INFORMATION

            The financial statements for the six and three months ended June 30, 2004 and 2003 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six and three months are not indicative of a full year results.

(2)      INCOME TAXES

         Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $7,639,000 with the latest expiring $578,000 $445,000, $589,200, $3,016,100 and
         $920,000 at December 31, 2018, 2017, 2016, 2015 and 2014, respectively.
         The amount recorded as deferred tax asset as of December 31, 2003 is approximately $2,800,000, which represents the amount of tax benefit of the loss carry-forward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(3)      STOCKHOLDERS' EQUITY

         The Company has authorized 999,999,000 shares of $.00001 par value common stock, with 928,556,602 shares issued and outstanding. at June 30, 2004 Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance.

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

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)      STOCKHOLDERS' EQUITY (cont'd)

         In 2003, the Company issued 10,000,000 shares of restricted common stock to company officers for services valued at $59,400. In 2003, the Company issued 6,000,000 shares of common stock for services valued at $46,005 of $.008 per share.

         In the first quarter of 2004, the company issued 4,200,000 shares of common stock valued at $31,400 for services and, and 20,000,000 shares of restricted common stock valued at $70,000 for compensation to the CEO of the company.

         In the second quarter, the company issued 10,000,000 shares of unrestricted common stock valued at $55,000 for compensation to the CEO of the company.

(4)      COMMITMENTS AND CONTINGENCIES

         The Company rents office space in Palm Beach, Florida under a lease that commenced December 2003 and expires November 2005. The total monthly rent is currently $1,285.Future lease expenses are $15,420 for 2004 and $14,135 in 2005. Prior to the new office lease, the Company rented office space, furniture and equipment on a month-to-month basis for $1,000 from the former CEO.

(5)      SHORT-TERM DEBT

         At June 30, 2004 , short-term debt consisted of the following:


                                                                    2004
                                                                  --------
         12% note payable to an officer, unsecured, due on
         demand. Upon any default, the note becomes due
         immediately at an interest rate of 18% per annum.        $394,761

         12% Note payable to a shareholder, unsecured, due on
         demand. Upon any default, the note becomes due
         immediately at an interest rate of 18% per annum.         284,664

         12% note payable to an officer, unsecured, due on
         demand. Upon any default, the note becomes due
         immediately at an interest rate of 18% per annum.          66,257
                                                                  --------
         Total short-term debt                                    $745,682
                                                                  ========

(6)      GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $275,151 for the six months ending June 30, 2004, $5578,736 and $444,960 for the years ended December 31, 2003 and 2002, respectively, for a total cumulative loss of $8,246,907. The ability of the Company to continue as a going concern is dependent upon developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently pursuing acquisitions of viable business's in conjunction with seeking additional capital to fund its planned operations.

(7)      RELATED PARTY TRANSACTIONS

         In 2003 and 2002, the Company paid rent and purchased services from and made reimbursements to a related party company owned by an officer and major shareholder. The services purchased were primarily secretarial and reimbursements which include telephone expenses, courier charges and postage. Total payments made to this company during the years ended December 31, 2003 and 2002 were $20,500 and $18,721, respectively. Total amounts owed to this company as of December 31, 2003 and 2002 were $64,087 and $22,087, respectively.

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

(9)      CANCELLED ACQUISITION

         In January 2004, the Company entered a n agreement to issue 17,000,000 shares of common stock for 60% equity positions in Time Bytes Limited (a U.K. company) and affiliates Time Bytes International Inc. (a Delaware company) and Sports Profile Ltd. (a U.K. company) The acquisition was to be executed pursuant to a stock purchase agreement dated December 30, 2003 between the Company and the major shareholder of Time Bytes Limited. Certain terms of the agreement were not met and the acquisition was cancelled. The company had issued 5,850,000 shares of common stock as part of the first installment. The company is to get these shares returned or is to receive the proceeds of any shares that were sold.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINACIAL CONDITION AND RESULTS OF OPERATION

During the second quarter, we stayed with our plan of controlled, fiscally responsible management. However, on May 12, 2004, the Company was advised that the Lang Family Trust, owner of approximately 26% of the Company's stock, had entered into an agreement to sell 225,000,000 shares of its Company stock. Because of the impending change of control, and the anticipated change in management, pre-sale management discontinued its efforts to seek out new merger or acquisition candidates, and focused instead on transitioning the Company's ongoing activities to its new management. The transaction closed on July 15, 2004 and, as expected, has resulted in a change in control of the Company.

In planning for the transition, incoming management evaluated and prepared those employees who would be staying with the Company. The Company does not currently plan to make any changes in its attorneys, accountants or transfer agent. The Company's office location will remain at 2875 S. Ocean Blvd. Suite 104, Palm Beach, FL., under its existing lease. The Company plans to continue its efforts to locate suitable acquisition candidates, and is already pursuing certain candidates, but expects to change the focus of its search in an effort to increase the likelihood of profitability.

As planned in connection with the Company's change in control, each of the Company's directors as of our last report have now resigned, over a period from July 15 to August 13, 2004. To date, three new directors have been appointed to fill the vacancies created: Glenn Wistey, Bruce Taylor and Randi Swatt. Randi Swatt has been appointed acting Chief Executive Officer and acting Chief Financial Officer until such time as the new Board of Directors can fill those positions on a permanent basis.

Internet Associates International, Inc., (IAI) the Company's sole active wholly owned subsidiary, continued its operations during the second quarter without material change. IAI continues to retain most of its customers, although, competitive price wars continue to result in declining revenues.

COMPARISON OF THE PERIODS ENDED JUNE 30, 2004 AND JUNE 30, 2003

Revenues were $29,120 and $29,956 for the quarters ended June 30, 2004 and 2003, respectively, representing a stable continuation of IAI's revenues from its web hosting activities.

Cost of Sales was $7,200 and $5,180 for the quarters ended June 30, 2004 and 2003, respectively. Our cost of sales is primarily related to the activities of IAI, and the increase in cost of sales is not expected to continue.

Selling, general, and administrative expenses were $244,204 and $76,108 for the quarters ended June 30, 2004 and 2003, respectively. The increase reflects primarily an increase in our efforts to locate, evaluate, and attract acquisition candidates.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, the Company had a $877,205 working capital deficit, compared to a $770,876 working capital deficit as of June 30, 2003. The increase of $106,329 is primarily due to the increase in general and administrative expenses from our efforts to locate, evaluate, and attract acquisition candidates.

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

Because of the recent change in control of the Company, a new management team is currently being assembled. As a result, our future direction is uncertain until the new management team is assembled and has determined its goals for the Company.

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

                            PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits.

             31.1  Certification of principal executive officer

             31.2  Certification of principal financial officer

             32    Section 1350 Certification

         (b) Reports on Form 8-K.

             On June 9, 2004, the Company filed a Report on Form 8-K reporting the agreement between Lang Family Trust and Zaras Investments for the purchase and sale of 225,000,000 shares of the Company's stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           Safe Technologies International, Inc.
                                           (Registrant)



Date: August 19, 2004                      By:  /s/ Michael Posner
                                                -------------------------
                                                Michael Posner, President