Form 10QSB
period 2004-09-30
SAFE TECHNOLOGIES INTERNATIONAL INC
filed 2004-11-15
CIK 829117

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004


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

                                 (561)_832-2700
                                 --------------
                             (Issuer's telephone number)

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

           928,556,602 shares of common stock as of November 10, 2004


Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                      September 30,   December 31
                                                                          2004           2003
                                                                       -----------    -----------
                                                                                       (Audited)
                                   ASSETS
CURRENT ASSETS
   Cash                                                                $    27,650    $     8,713
   Accounts receivable, net of allowance for doubtful accounts of
        $3,647 and $20,000 respectively                                      1,424          4,192
                                                                       -----------    -----------

            Total current assets                                            29,074         12,905
                                                                       -----------    -----------

PROPERTY AND EQUIPMENT
    Furniture, fixtures and equipment                                       22,675         33,649

        Less: Accumulated depreciation                                     (16,493)       (14,246)
                                                                       -----------    -----------

            Total property and equipment                                     6,182         19,403
                                                                       -----------    -----------

OTHER ASSETS
    Deposits                                                                 2,889          2,889
    Other assets, net                                                       51,945         53,331
                                                                       -----------    -----------

            Total other assets                                              54,834         56,220
                                                                       -----------    -----------

Total Assets                                                           $    90,090    $    88,528
                                                                       ===========    ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable                                                   $    45,171    $    71,099
    Accrued expenses                                                        70,454         88,218
    Notes and loans payable-related party                                  828,739        621,394
    Deferred revenue                                                         2,470          3,070
                                                                       -----------    -----------

            Total current liabilities                                      946,834        783,781
                                                                       -----------    -----------

Total Liabilities                                                          946,834        783,781
                                                                       -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, $0.00001 par value, 999,999,000 shares authorized;
    928,556,602 and 888,506,602  shares issued and outstanding at            9,286          8,885
    September 30, 2004 and December 31,  2003 respectively
    Additional paid-in capital                                           7,452,568      7,255,618
    Stock Issued for Cancelled Acquisition                                 (40,950)         - 0 -
    Subscriptions received                                                  12,000         12,000
    Retained earnings (deficit)                                         (8,289,648)    (7,971,756)
                                                                       -----------    -----------

            Total stockholders' equity                                    (856,744)      (695,253)
                                                                       -----------    -----------

Total Liabilities and Stockholders' Equity (Deficit)                   $    90,090    $    88,528
                                                                       ===========    ===========


    The accompanying notes are an integral part of the financial statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                            2004             2003
                                                       -------------    -------------
REVENUES

    Sales, net of customer returns                     $      40,858    $      52,370
                                                       -------------    -------------

          Net sales                                           40,858           52,370
                                                       -------------    -------------

COST OF OPERATIONS

    Cost of operations                                        11,325            8,167
                                                       -------------    -------------

          Total cost of operations                            11,325            8,167
                                                       -------------    -------------

Gross Profit                                                  29,533           44,203
                                                       -------------    -------------

OPERATING EXPENSES
    Sales and marketing expense                               10,270            5,898
    General and administrative expenses                      259,551          116,529
    Amortization and depreciation                              2,247           27,743
                                                       -------------    -------------

          Total operating expenses                           272,068          150,170
                                                       -------------    -------------

Operating income (loss)                                     (242,535)        (105,967)
                                                       -------------    -------------

OTHER INCOME (EXPENSE)
    Interest expense                                         (64,385)         (21,515)
    Loss on fixed asset retirement                           (10,972)             -0-
                                                       -------------    -------------

          Total other income (expense)                       (75,357)         (21,515)
                                                       -------------    -------------

Loss before provision for income taxes                      (317,892)        (127,482)
Income taxes                                                     -0-              -0-
                                                       -------------    -------------

Net income (loss)                                      $    (317,892)   $    (127,482)
                                                       =============    =============

Net income (loss) per common share, basic              $        0.00    $        0.00
                                                       =============    =============

Weighted average number of common shares outstanding     914,058,420      874,826,599
                                                       =============    =============


     The accompanying notes are an integral part of the financial statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                            2004            2003
                                                       -------------    -------------
REVENUES

    Sales, net of customer returns                     $      11,738    $      14,666
                                                       -------------    -------------

          Net sales                                           11,738           14,666
                                                       -------------    -------------

COST OF OPERATIONS

    Cost of operations                                         4,125            1,280
                                                       -------------    -------------

          Total cost of operations                             4,125            1,280
                                                       -------------    -------------

Gross Profit                                                   7,613           13,386
                                                       -------------    -------------

OPERATING EXPENSES
    Sales and marketing expense                                8,670            2,799
    General and administrative expenses                       18,445          100,710
    Amortization and depreciation                                749           15,518
                                                       -------------    -------------

          Total operating expenses                            27,864          119,027
                                                       -------------    -------------

Operating income (loss)                                      (20,251)        (105,641)
                                                       -------------    -------------

OTHER INCOME (EXPENSE)
    Interest expense                                         (22,490)         (11,270)
    Loss on fixed asset retirement                             - 0 -            - 0 -
                                                       -------------    -------------

          Total other income (expense)                       (22,490)         (11,270)
                                                       -------------    -------------

Loss before provision for income taxes                       (42,741)        (116,911)
Income taxes                                                     -0-              -0-
                                                       -------------    -------------

Net income (loss)                                      $     (42,741)   $    (116,911)
                                                       =============    =============

Net income (loss) per common share, basic              $        0.00    $        0.00
                                                       =============    =============

Weighted average number of common shares outstanding     928,556,602      876,159,932
                                                       =============    =============

     The accompanying notes are an integral part of the financial statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                 NUMBER                    ADDITIONAL                                                  TOTAL
                                   OF         COMMON        PAID-IN        SUBS.        CANCELLED    ACCUMULATED    STOCKHOLDERS'
                                 SHARES       STOCK         CAPITAL       RECEIVED     ACQUISITION     DEFICIT     EQUITY (DEFICIT)
2002                          -----------   -----------   -----------    -----------   -----------    -----------    -----------
BALANCE, December 31,         829,326,599   $     8,293   $ 6,930,865    $         0   $         0    $(6,948,060)   $    (8,902)
2001

Shares sold for cash            5,000,000            50        49,950              0             0              0         50,000

Subscription received                   0             0             0         12,000             0              0         12,000

Shares for services and        37,500,000           375       169,565              0             0              0        169,940
expenses

Net loss year ended Dec 31,             0             0             0              0             0       (444,960)      (444,960)
2002                          -----------   -----------   -----------    -----------   -----------    -----------    -----------

BALANCE, December 31,         871,826,599         8,718     7,150,380         12,000             0     (7,393,020)      (221,922)
2002

Prior Year Share Adjustment       680,003             7            (7)             0             0              0              0

Shares for services and         6,000,000            60        45,945              0             0              0         46,005
expenses

Stock Based Compensation       10,000,000           100        59,300              0             0              0         59,400

Net loss year ended Dec 31,             0             0             0              0             0       (578,736)      (578,736)
2003                          -----------   -----------   -----------    -----------   -----------    -----------    -----------

BALANCE, December 31,         888,506,602         8,885     7,255,618         12,000             0     (7,971,756)      (695,253)
2003

Shares for services and         4,200,000            42        31,358              0             0              0         31,400
expenses

Stock Based Compensation       30,000,000           300       124,700              0             0              0        125,000

Stock issued for Terminated     5,850,000            58        40,892              0       (40,950)             0              0
Acquisition

Net loss nine months ended
September 30, 2004                      0             0             0              0             0       (317,892)      (317,892)
                              -----------   -----------   -----------    -----------   -----------    -----------    -----------

BALANCE, September 30,        928,556,602         9,285     7,452,568         12,000       (40,950)    (8,289,648)      (856,745)
2004                          ===========   ===========   ===========    ===========   ===========    ===========    ===========

     The accompanying notes are an integral part of the financial statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


                                                                           2004        2003
                                                                        ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                       $(317,892)   $(244,393)
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                           2,247       95,010
    Bad debt expense                                                        2,000            0
    Impairment of Goodwill and Intangible Assets                                0            0
    Loss on Fixed Asset Retirement                                         10,972            0
    Stock based compensation                                              125,000            0
    Expenses paid by common stock                                          31,400       94,606
Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                                768          297
    (Increase) decrease in deposits & other assets                          1,386        4,227
    Increase (decrease) in accounts payable                               (25,928)     (48,044)
    Increase (decrease) in accrued expenses                               (17,761)     (58,775)
    Increase (decrease) in deferred revenue                                  (600)           0
                                                                        ---------    ---------

Net cash provided (used) by operating activities                         (188,408)    (157,072)
                                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
                                                                                0            0
                                                                        ---------    ---------

Net cash provided (used) by investing activities                                0            0
                                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increases of  Shareholders Loans/Notes-related parties                207,345      161,488
                                                                        ---------    ---------

Net cash provided (used) by financing activities                          207,345      161,488
                                                                        ---------    ---------

Net increase (decrease) in cash                                            18,937        4,416

CASH and equivalents, beginning of period                                   8,713        1,940
                                                                        ---------    ---------

CASH and equivalents, end of period                                     $  27,650    $   6,356
                                                                        =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Payment of taxes                                                        $       0    $       0
                                                                        =========    =========
Payment of interest in cash                                             $       0    $       0
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

              A) PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of Safe Technologies International, Inc. and its subsidiaries, Total Micro Computers, Inc., Connect. ad, Inc., Connect.ad Services, Inc., Agenesis Corporation, and Internet Associates International, Inc. All material inter-company transactions and balances have been eliminated in the consolidated financial statements.

              B) USE OF ESTIMATES The financial statements have been prepared in conformity with accounting principles generally accepted in the United States. In preparing the financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the balance sheets and statements of operations for the years then ended. Actual results may differ from these estimates. Estimates are used when accounting for allowance for bad debts, collectibility of accounts receivable, amounts due to service providers, depreciation, litigation contingencies, among others. Results of operations for the nine and three months ended September 30, 2004 and 2003 may not be representative of a full years activity.

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

              G) FIXED ASSETS Fixed assets are recorded at cost. Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets of generally five or ten years. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation expense was $2,247 and $ 27,743 for the nine months ended September 30, 2004 and 2003, respectively.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              H) INTANGIBLE ASSETS The Company continually evaluates the carrying value of goodwill and other intangible assets to determine whether there are any impairment losses. If indicators of impairment are present in intangible assets used in operations and future cash flows are not expected to be sufficient to recover the assets' carrying amount, an impairment loss would be charged to expense in the period identified. Management had determined that the goodwill, copyrights and trademarks reflected on the Company's balance sheet at December 31, 2003 have been impaired in value due to lack of viable cash flows that can be generated in the foreseeable future, which will generate sufficient cash flows to recover their carrying amounts. A provision was made to reflect the impairment.

              I) ADVERTISING Advertising costs, which are included in selling, general and administrative expenses, are expensed as costs are incurred.

              J) DEFERRED REVENUE Deferred income arises in the normal course of business from billing and collection of annual contracts.

              K) RECLASSIFICATIONS -Historical financial information has in some cases been reclassified to conform to current financial presentation.

              L) INTERIM FINANCIAL INFORMATION The financial statements for the nine and three months ended September 30, 2004 and 2003 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine and three months are not indicative of a full year results.

(2) INCOME TAXES Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $7,639,000 with the latest expiring $ 578,000, $445,000, $589,200, $3,016,100 and $920,000 at December 31, 2018,
              2017, 2016, 2015 and 2014, respectively. The amount recorded as deferred tax asset as of December 31, 2003 is approximately $2,800,000, which represents the amount of tax benefit of the loss carry-forward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(3) STOCKHOLDERS' EQUITY The Company has authorized 999,999,000 shares of
              $.00001 par value common stock, with 928,556,602 shares issued and outstanding at September 30, 2004.

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

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) STOCKHOLDERS' EQUITY (cont'd)
              In 2003, the Company issued 10,000,000 shares of restricted common stock to company officers for services valued at $ 59,400. In 2003, the Company issued 6,000,000 shares of common stock for services valued at $46,005 or $.008 per share.

              In the first quarter of 2004, the company issued 4,200,000 shares of common stock valued at $ 31,400 for services and, and 20,000,000 shares of restricted common stock valued at $70,000 for compensation to a former officer of the company.

              In the second quarter, the company issued 10,000,000 shares of unrestricted common stock valued at $ 55,000 for compensation to a former officer of the company.

(4) COMMITMENTS AND CONTINGENCIES The Company rents office space in Palm Beach,
              Florida under a lease that commenced December 2003 and expires November 2005. The total monthly rent is currently $1,285.Future lease expenses are $3,855 for 2004 and $14,135 in 2005. Prior to the new office lease, the Company rented office space, furniture and equipment on a month-to-month basis for $1,000 from the former CEO.

(5) SHORT-TERM DEBT At September, 2004, short-term debt consisted of the following:
                                                                    2004
                                                              ----------------
              12% Notes payable to a shareholder,
              unsecured, due on demand. Upon any default,
              the note becomes due immediately at an
              interest rate of 18% per annum.                 $     828,739


              Total short-term debt                           $     828,739
                                                              ================

              In addition to his own loans, the shareholder purchased two notes payable to former officers of the corporation.

(6) GOING CONCERN The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $317,892 for the nine months ending September 30, 2004, $5578,736 and $444,960 for the years ended December 31, 2003 and 2002. The total cumulative loss is $8,289,648. The ability of the Company to continue as a going concern is dependent upon developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently pursuing acquisitions of viable business's in conjunction with seeking additional capital to fund its planned operations.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) RELATED PARTY TRANSACTIONS In 2003 and 2002, the Company paid rent and purchased services from and made reimbursements to a related party company owned by a former officer. The services purchased were primarily secretarial and reimbursements which include telephone expenses, courier charges and postage. Total payments made to this company during the years ended December 31, 2003 and 2002 were $20,500 and $18,721, respectively. Total amounts owed to this company as of December 31, 2003 and 2002 were $64,087 and $22,087, respectively.

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

(9)CANCELLED ACQUISITION In January 2004, the Company entered into an agreement to issue 17,000,000 shares of common stock for 60% equity positions in Time Bytes Limited (a U.K. company) and affiliates Time Bytes International Inc. (a Delaware company ) and Sports Profile Ltd. (a U.K. company) The acquisition was to be executed pursuant to a stock purchase agreement dated December 30, 2003 between the Company and the major shareholder of Time Bytes Limited. Certain terms of the agreement were not met and the acquisition was cancelled. The company had issued 5,850,000 shares of common stock (valued at $40,950) as part of the first installment. The company is attempting is to get these shares returned or to receive the proceeds of any shares that were sold.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINACIAL CONDITION AND RESULTS OF OPERATION

During the third quarter, we focused our efforts on completing the transition to a new management team, as a result of the sale of the Lang Family Trust stock. These efforts included the replacement of directors and officers for each of our subsidiaries as a result of the resignations of the outgoing management team, review of the corporate records for each subsidiary in order to ensure that each subsidiary was in good standing and wholly owned by the Company, and completion of the transfer of Agenesis Corporation stock to the Company, so that the Company regained 100% ownership of Agenesis. All of these activities were designed to put each of the Company's subsidiaries into full readiness for acquisition of merger transactions as opportunities become available. The Company does not currently plan to make any changes in its attorneys, accountants or transfer agent. The Company's office location will remain at 2875
S. Ocean Blvd. Suite 104, Palm Beach, FL., under its existing lease. The Company plans to continue its efforts to locate suitable acquisition candidates, and is already pursuing certain candidates.

Internet Associates International, Inc., (IAI) the Company's sole active wholly owned subsidiary, continued its operations during the second quarter without material change.

COMPARISON OF THE PERIODS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

Revenues were $11,738 and $14,666 for the quarters ended September 30, 2004 and 2003, respectively. The decrease in revenues is primarily a result of IAI's competition offering web services for lower prices.

Cost of Sales were $4,125 and $1,280 for the quarters ended September 30, 2004 and 2003, respectively. This reflects costs incurred by IAI as a result of third party web developer charges.

Selling, general, and administrative expenses were $27,864 and $119,027 for the quarters ended September 30, 2004 and 2003, respectively. The decrease reflects our recent activity of preparing our subsidiaries for acquisitions, rather than actively seeking transactions.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, the Company had a $917,760 working capital deficit, compared to a $631,789 working capital deficit as of September 30, 2003. The increase of $285,971 is primarily due to the increase in general and administrative expenses from our efforts to locate, evaluate, and attract acquisition candidates during the past year, and has been funded by loans from our primary shareholders.

The Company continues to have limited revenues while it seeks to develop its existing investments and looks for additional suitable business combinations. The Company is essentially dependant, at this time, on its primary shareholders to fund operating shortfalls. There can be no assurance that the Company's cash flow will increase in the near future, or that the revenues eventually generated from its existing investments will be sufficient to allow the Company to pursue additional profitable ventures.

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

Interruptions in service from third-parties could impair the quality of IAI's service. IAI relies upon third-party computer systems and third-party service providers, including Internet bandwidth providers. Any interruption in these third-party services or deterioration in their performance could impair the quality of IAI's service. If our arrangements with any of these third-parties were to be terminated, we may not be able to find an alternative source of systems support on a timely basis or on commercially reasonable terms.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  31.1     Certification of principal executive officer

                  31.2     Certification of principal financial officer

                  32       Section 1350 Certification

         (b)      Reports on Form 8-K.

                  On August 12, 2004, the Company filed a Report on Form 8-K reporting the closing of the sale of stock by The Lang Family Trust.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Safe Technologies International, Inc.
                                      (Registrant)



Date: November 12, 2004               By: /s/ Randi Swatt
    -------------------               ---------------------
                                      Randi Swatt, Chief Executive Officer