Form 10KSB
period 2004-12-31
SAFE TECHNOLOGIES INTERNATIONAL INC
filed 2005-03-31
CIK 829117

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

       [X] ANNUAL REPORT UNDER OR OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2004
                                            -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _______________________ to _____________


                        Commission file number 000-17746
                                    ---------
                      Safe Technologies International, Inc.
                      -------------------------------------
                 (Name of small business issuer in its charter)

         Delaware                                        22-2824492
         --------                                        ----------
(State or other jurisdiction                            (IRS Employer
of incorporation or organization)                     Identification No.)

   2875 S. Ocean Blvd., Suite 104, Palm Beach, FL          33480
   ----------------------------------------------          -----
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

Check whether the issuer (1) filed all reports required to be filed by Section or of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $50,646.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of March 25, 2005, was approximately $937,000.

The number of shares outstanding of the issuer's common stock, as of March 15, 2005, was 927,381,602.

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

PART I

Item 1. Business

Business Development. We were incorporated in Delaware on August 1, 1987 as Safe Aid Products Incorporated. On February 9, 1998, we acquired Intelligence Network International, Inc., pursuant to a reverse merger and changed our name to Safe Technologies International, Inc. After the merger, our business consisted of a broad range of internet and technology based services and products, operated through various subsidiaries.

From 1998 through 2001, we focused on developing and acquiring, as subsidiaries, companies operating in the e-commerce industry. Acquisitions included Internet Associates International, Inc. ("IAI"), which remains an active subsidiary, and three related companies known as Connect.ad, Inc., Connect.ad Services, Inc., and Connect.ad of South Florida, Inc., which are no longer active. All acquisitions were purchased with our stock. As competition intensified in the e-commerce industry, we turned our efforts toward acquisitions in other technological and related industries. We entered into several agreements with foreign consultants in order to increase the number of business candidates that might result in potential acquisitions.

In March 2002, we merged one of our wholly owned subsidiaries, Internet Commerce, Inc. ("ICI") with ProCon Systems, ApS, which provided information technologies services to the global travel industry. As a result of the merger, we owned eight percent of ProCon. However, ProCon's funding commitment was not fulfilled, its business foundered, and we have written off our investment in ProCon.

In May 2002, we merged another of our wholly owned subsidiaries, Connect.Ad of South Florida, Inc., with Agenesis, Inc., which intended to create a public trading market for its business. As a result of the merger, we owned eight percent of Agenesis. Pursuant to the Merger Agreement, Agenesis filed a Registration Statement to register the issuance of shares in the merger and the distribution to our shareholders of one half of our eight percent interest. However, during the last quarter of 2003, Agenesis notified us that they had decided not to proceed with their plans to become a publicly trading company. As a result, the other stockholders of Agenesis have returned to us 100% ownership of Agenesis.

In August 2003, we entered into a Stock Purchase Agreement with a Bruce Ross, dba Express Air, to acquire a 60% ownership interest in Express Air in return for common stock. Express Air operated a same-day air delivery service for time sensitive items in Southern California. However, Express Air was not able to deliver to us the audited financial statements required under the Stock Purchase Agreement and, as a result, we did not complete the transaction.

On December 30, 2003, we entered into a Stock Purchase Agreement with Time Bytes LTD, a British company, for 60% ownership of Time Bytes and its affiliates, Time Bytes International, Inc., and Sports Profile LTD. Our purchase price was payable in common stock. Time Bytes offered a unique DVD product containing specialized content that was researched, selected, and produced onto a DVD. The transaction closed in January 2004, when we received their audited financial statements, and we made our initial stock payments to the sellers. However, additional due diligence brought to light additional facts which we found to be unacceptable. As a result, we terminated the acquisition, made no further payments and demanded the return of our initial payment. We have received the return of only a portion of our initial payment.

Current Business. We are now a holding company with one active and three inactive wholly-owned subsidiaries. Our active subsidiary is Internet Associates International, Inc. ("IAI"). IAI is a website development and hosting company.

We are seeking to acquire controlling or minority ownership positions in growing companies which could benefit from affiliation with us, as a publicly traded company.

Competition. The market for internet products and services is highly competitive. There are no substantial barriers to entry in these markets, and the Company expects that competition will continue to intensify. Internet commerce competes for customers and advertisers with other content providers, advertisers and traditional merchants, as well as with thousands of web sites operated by individuals, the government and educational institutions. As a result, we are no longer focused on acquiring e-commerce related businesses.

Employees. As of March 15, 2005, we have no employees. Our administrative functions are fulfilled through contractual services provided by our Secretary and acting Chief Executive Officer.

Item 2. Description of Property

Our executive offices are located to 2875 S. Ocean Blvd., Suite 104, Palm Beach, Florida, where we sublease approximately 1,500 square feet of office space. IAI currently shares our office space. We pay rent of $1,500 per month.

Item 3. Legal Proceedings

The company is not a party to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote by security holders during 2004.

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock is traded in the over-the-counter market under the symbol "SFAD". The following table sets forth the high and low bid, as reported by Stockwatch, for our common stock for the calendar periods indicated.

                                                        Bid
                           Period                    High/Low
                           ------                    --------
                           2003
                  1st Quarter                        .0025/.002
                  2nd Quarter                        .0023/.002
                  3rd Quarter                        .028/.007
                  4th Quarter                        .145/.01

                           2004
                  1st Quarter                        .011/.005
                  2nd Quarter                        .008/.0031
                  3rd Quarter                        .009/.0042
                  4th Quarter                        .007/.0025

The average of the bid and ask price of our common stock in the over-the-counter market as of the most recent available date, March 25, 2005 was $.002 per share. The above quotations do not include retail mark-ups, mark-downs or commissions and represents prices between dealers and not necessarily actual transactions. The past performance of our securities is not necessarily indicative of future performance.

Holders of Record

As of March 15, 2005, there were approximately 15,000 shareholders of record of our common stock, including beneficial owners holding shares through nominee name.

Dividend Policy

We have never paid cash dividends on our common stock. Payment of dividends will be within the sole discretion of our Board of Directors and will depend, among other factors, upon earnings, capital requirements and the operating and financial condition of the Company. At the present time, our anticipated financial capital requirements are such that we intend to retain any earnings in order to finance the development of our business.

Recent Sales of Unregistered Securities.

In January 2004 we issued 4,000,000 shares of our common stock to the shareholders of Time Bytes LTD as partial payment for a 60% ownership interest in Time Bytes, Time Bytes International, Inc. and Sports Profile LTD. Each of the Time Bytes shareholders was an accredited investor as defined in Securities and Exchange Commission Regulation D. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

In January 2004 we issued 20,000,000 shares of our common stock to Bradford L. Tolley, one of our executive officers for services rendered to the company. As an executive officer, Mr. Tolley was an accredited investor as defined in Securities and Exchange Commission Regulation D. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004 & 2003

For the years ended December 31, 2004 and 2003, the Company recorded revenues of $50,646 and $79,118 respectively. The decrease from 2003 to 2004 is due to declining revenues from IAI, our operating subsidiary, as a result of competitive pressures. Operational costs increased from $14,851 in 2003 to $18,068 in 2004, because of increased travel and entertainment expenses during the first half of 2004, when we increased our efforts to locate acquisition candidates. As a result of the above factors, our gross profit decreased from $64,267 in 2003 to $32,578 in 2004.

Our sales and marketing expense increased from $2,348 in 2003, to $12,370 in 2004, because of our increased use of consultants during the first quarter of 2004 in an effort to locate suitable acquisition candidates. Our general and administrative expenses decreased from $370,658 in 2003 to $314,288 in 2004, primarily because of a reduction in consulting expenses following a change in control of the company in July, 2004. In large part because we took substantial write-downs of intangible assets in 2003, which were not repeated in 2004, our net loss for 2004 decreased to $392,237 from $578,736 in 2003.

At December 31, 2003, the Company had assets totaling $88,528 and a net loss of $543,058.

LIQUIDITY/WORKING CAPITAL

At December 31, 2004, the company had total assets of $76,865, and a working capital deficit of $959,658 compared to $770,876 as of December 31, 2003. The increase in working capital deficit is the result of the losses we incurred in 2004, which were funded by loans from our major shareholders.

There can be no assurance that our financial condition will improve. We continue to evaluate our options for raising additional working capital, but in order to do so we must increase our base of business operations. Meanwhile, we are dependant upon funding from one of our major shareholders to meet expenses.

NET OPERATING LOSS CARRY-FORWARDS

We have net operating loss carry-forwards of approximately $8,363,000 which expire $578,000 $445,000, $589,200, $3,016,100 and $920,000 on December 31,
2018, 2017, 2016, 2015 and 2014, respectively. The Company has a $2,800,000 deferred tax asset resulting from the loss carry-forwards, for which it has established a one hundred percent (100%) valuation allowance. The Company may not be able to utilize such carry-forwards as the Company has no history of profitable operations.

GOING CONCERN

We are the subject of a "going concern" audit opinion. Such qualification was issued because we have incurred continuing losses from operations. As of December 31, 2004, we had negative working capital of $959,658, which raises substantial doubt about our ability to continue as a going concern.

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

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

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

RISK FACTORS

OUR OPERATING SUBSIDIARY, IAI, IS ENGAGED IN PROVIDING SUPPORT TO THOSE INVOLVED IN COMMERCE ON THE INTERNET platform. The viability of IAI's customers is dependent upon their success in e-commerce. Customers unable to compete in e-commerce may fail, and as a result, we would lose a customer.

WE EXPECT TO CONTINUE TO INCUR NET LOSSES AND NEGATIVE CASH FLOWS FOR THE FORESEEABLE FUTURE, AND THERE CAN BE NO ASSURANCE THAT WE WILL EVER ACHIEVE PROFITABILITY OR GENERATE POSITIVE CASH FLOWS. We expect to incur significant operating expenses as we search for suitable businesses in which to become involved. If our revenues do not grow as expected, or if our actual expenses exceed our budgeted expenses, there could be a material adverse effect on our business, operating results and financial condition. We may need to raise additional funds through the issuance of equity, equity-related or debt securities.

OUR BUSINESS STRATEGY OF GROWTH THROUGH BUSINESS COMBINATIONS LEADS TO UNKNOWN AND UNQUANTIFIABLE RISKS. We are attempting to expand our operations and market presence by entering into business combinations, investments, joint ventures or other strategic alliances with third parties. Any such transaction would be accompanied by risks commonly encountered in such transactions, which could include, among others, the difficulty of assimilating the operations, technology and personnel of the combined companies, the potential for disruption of ongoing business, the inability to retain key technical and managerial personnel, the inability of management to maximize our financial and strategic position through the successful integration of acquired businesses, additional expenses associated with amortization of acquired intangible assets, the maintenance of uniform standards, control and policies and the impairment of relationships with existing employees and customers. There can be no assurance that we will be successful in overcoming these risks or any other problems encountered in connection with such business combinations, investments, joint ventures or other strategic alliances.

OUR SUCCESS DEPENDS IN LARGE PART UPON THE EFFORTS OF THE FEW INDIVIDUALS WHO SERVE ON OUR BOARD AND AS MANAGEMENT, NONE OF WHOM ARE FULL TIME EMPLOYEES. These individuals may not be able to fulfill their responsibilities adequately and may not remain with us. The loss of the services of any of our directors and officers could hurt our business.

OUR SHARES ARE CLASSIFIED AS "PENNY STOCK," WHICH WILL MAKE IT MORE DIFFICULT TO SELL THAN EXCHANGE-TRADED STOCK. Our common stock is subject to the Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers that sell such securities to other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets exceeding $5,000,000 or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of purchasers of our securities to buy or sell in any market that may develop.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks". A "penny stock" is any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the
Securities and Exchange Act of 1934, as amended. The rules may further affect the ability of owners of our shares to sell their securities in any market that may develop for them. Shareholders should be aware that, according to the Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

        o control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

        o manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

        o "boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

        o excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

        o the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

CONCENTRATION OF OWNERSHIP MAY REDUCE THE CONTROL BY OTHER SHAREHOLDERS. Our two largest shareholders own approximately 50% of our voting stock. As a result, other investors in our common stock may not have much influence on corporate decision-making.

OUR ISSUANCE OF ADDITIONAL SHARES MAY HAVE THE EFFECT OF DILUTING THE INTEREST OF SHAREHOLDERS. In connection with any acquisition, we may issue additional shares. Any additional issuances of common stock by us from our authorized but unissued shares will have the effect of diluting the percentage interest of existing shareholders.

WE DO NOT ANTICIPATE PAYING DIVIDENDS TO COMMON STOCKHOLDERS IN THE FORESEEABLE FUTURE, WHICH MAKES INVESTMENT IN OUR STOCK SPECULATIVE OR RISKY. We have not paid dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. The board of directors has sole authority to declare dividends payable to our stockholders. The fact that we have not and do not plan to pay dividends indicates that we must use all of our funds generated by operations for reinvestment in our operating activities.

IT IS POSSIBLE THAT WE MAY MAKE ONE OR MORE ACQUISITIONS IN THE INTERNATIONAL MARKET. Any such acquisitions would expose us to political and economic uncertainties, including, among other things, inflation , governmental instability, transportation, tariffs, export controls, government regulation, currency exchange rate fluctuations, foreign exchange restrictions that limit the repatriation of investments and earnings, changes in taxation, hostilities or confiscation of property. Changes related to these matters could have a material adverse effect on the Company.

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

Item 7. Financial Statements

Financial statements and supplementary data are set forth on pages F-1 through F-10.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no disagreements with Accountants on Accounting and Financial Disclosure in 2004.

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

                                    PART III

Item 9. Directors, Executive Officers and Control Persons

The executive officers and directors of the Company are listed below. Each director was appointed for a term of one year and until their successor is duly elected.

Name                       Age              Position Held with Registrant
-------------------        ---              -----------------------------
Valda Reinbergs            53               Director, Secretary
Randi Swatt                45               Director, acting Chief Executive
                                            Officer
Bruce E. Taylor            50               Director
Glenn Wistey                                Director

Valda Reinbergs has served as a Director and Secretary of the Company since November 12, 2004. Ms. Reinbergs provides accounting services, on an independent basis, to various small companies.

Randi Swatt has served as a Director and acting Chief Executive Officer of the Company since August 13, 2004. Ms. Swatt is owner of EC Affiliates LLC, a consultant to sales and marketing organizations. From March 2002 until November 2003, Ms. Swatt was Chief Operating Officer of The Chabrra Group, which provided operational and management services for commonly owned companies. From February 2004 through July 2004 Ms. Swatt was a Director of Internet Logistix, GmhB located in Germany. From May 2003 through February 2004, Ms. Swatt was a Director of Chhabra International, Ltd., located in Dublin Ireland. Ms. Swatt was President of Internet Associates International, Inc., a web site development and hosting company, from its inception in 1998 until her resignation in March 2002. Internet Associates International was acquired by us in February 1999.

Bruce E. Taylor has served as a Director since August 2004. From 1996 to 1999, when the company was sold, Mr. Taylor was President of Telesys, Inc., a consultant to telecommunications companies. Since then, Mr. Taylor has been an independent business consultant, primarily to the telecommunications industry.

Glenn Wistey has been a Director since August 2004. We have lost contact with Mr. Wistey and, as a result, we are considering recommending shareholder action to remove him from the Board.

AUDIT COMMITTEE AND CODE OF ETHICS.

We have not formally appointed an audit committee, and the entire Board of Directors currently serves the function of an audit committee. Because of the small number of persons involved in management of the Company, we do not have an audit committee financial expert serving on our Board. We have not yet adopted a code of ethics applicable to our chief executive officer and chief financial officer, or persons performing those functions, because of the small number of persons involved in management of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Our directors and executive officers, and beneficial owners of more than ten percent of our stock, are required by Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), to report to the SEC their transactions in, and beneficial ownership of, our common stock, including any grants of options to purchase common stock.

In July 2004, Universal Equity Holdings LLC purchased 225,000,000 shares of our common stock, representing approximately 24.3% of our outstanding stock. We have made diligent efforts to contact Universal Equity, but to date it has not filed any reports with the SEC.

None of our directors have yet filed with the SEC the Form 3 required of them as a director. To our knowledge, none of them have bought or sold any of our stock since their appointment as directors.

Item 10. Executive Compensation

The following table sets forth all compensation paid or earned for services rendered to the Company in all capacities during the years ended December 31, 2004, 2003 and 2002, by our president (the "Named Officers"). No other executive officer received total annual salary, bonus and other compensation in excess of $100,000 in those periods.

                                                      ------------------------------------------------------
                                                           ANNUAL COMPENSATION
------------------------------------------------------------------------------------------------------------
                                                                                           OTHER
                                                                                           ANNUAL COMPEN-
NAME AND PRINCIPAL POSITION                  YEAR       SALARY ($)        BONUS ($)         SATION ($)
------------------------------------------------------------------------------------------------------------
Randi Swatt (acting CEO)(1)                  2004               0                0                0
                                             2003               0                0                0
                                             2002               0                0                0
------------------------------------------------------------------------------------------------------------
Michael Posner (President)(2)                2004               0                0                0
                                             2003               0                0             9,000(4)
                                             2002               0                0            24,000(5)
------------------------------------------------------------------------------------------------------------
Bradford L. Tolley (Acting CEO)(3)           2004               0                0            100,000(6)
                                             2003               0                0            24,000(7)
                                             2002               0                0            30,000(8)
------------------------------------------------------------------------------------------------------------


(1) Randi Swatt was appointed acting CEO on August 13, 2004

(2) Michael Posner served as President until his resignation on September 1, 2004.

(3) Bradford L. Tolley was acting CEO from August 2002 until his resignation on August 4, 2004. Mr. Tolley also served as Vice President, Secretary and Treasurer.

(4) Represents 3,000,000 shares of restricted common stock, valued at $.003 per share.

(5) Represents 2,400,000 shares of restricted common stock, valued at $.01 per share.

(6) Represents 20,000,000 shares of restricted common stock, valued at $.0035 per share, and 10,000,000 shares of unrestricted common stock valued at $.003 per share.

(7) Represents 8,000,000 shares of restricted common stock valued at $.003 per share.

(8) Represents 20,000,000 shares of restricted common stock valued at $.0015 per share.

Options Granted and Options Exercised During 2004

The Company did not grant any options during the fiscal year ended December 31, 2003. None of the Company's directors or executive officers own any options to purchase shares of the Company's common stock.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the number of shares of the Company's Common Stock that are beneficially owned by (i) each executive officer of the Company, (ii) each director of the Company and (iii) each shareholder of the Company who owns more than 5% of the Company's Common Stock as of December 31, 2004. An asterisk indicates beneficial ownership of less than 1% of the Company's outstanding stock. Except as otherwise indicated, each of the shareholders listed below has voting and investment power over the shares beneficial owned and the address of each beneficial owner is c/o the Company at 2875 S. Ocean Blvd., Palm Beach, Florida 33480. As of December 31, 2004, there were issued and outstanding 927,381,602 shares of the Company's common stock.

Name and Address of                 Shares                         Percent
Beneficial Owner                    Beneficially Owned             of Class
------------------------           --------------------           ----------
Ruth Deutsch(1)                        225,870,657                   24.4
2875 S. Ocean Blvd., Ste 104
Palm Beach FL 33480
Shareholder

Franklin Frank (1)                     225,870,657                   24.4
2875 S. Ocean Blvd., Ste 104
Palm Beach FL 33480
Shareholder

Universal Equity Holdings LLC          225,000,000                   24.3
4456 Bliss Road
Sarasota, FL 34233
Shareholder

Valda Reinbergs                          8,264,161(2)                 *
2875 S. Ocean Blvd., Ste 104
Palm Beach FL 33480
Director and Secretary

Randi Swatt                              3,040,370                    *
60 Edgewater Drive
Coral Gables, FL 33133
Director and acting CEO

Bruce E. Taylor                                  0                    *
523 Michigan Ave.
Lakeland, FL 33801
Director

Glenn Wistey                                     0(3)                 *
Address unknown

All Officers and Directors
as a group (4 persons)                  11,304,531                    1.2

----------
(1) Includes 34,000,000 shares held by LVDB, Inc., a corporation controlled by Franklin Frank, Ms. Deutsch's husband, 34,000,000 shares held by Franklin Frank, 4,000,000 shares by Lenore Hardy, Mr. Frank's daughter, and 2,000,000 shares owned by Charles Frank, Mr. Frank's son. Ms. Deutsch disclaims any beneficial interest in the shares held by her husband.

(2) Represents shares held by Ms. Reinbergs' husband.

(3) This information is presented to the best of our knowledge, since we have not been able to contact Mr. Wistey.

EQUITY COMPENSATION PLAN INFORMATION

In May, 2002, our Board of Directors adopted the Safe Technologies International, Inc. - Year 2002 Stock Award Plan. This Plan is intended to provide incentives to, and awards for, certain eligible employees, officers, directors and consultants who have contributed and will continue to contribute to the success of the Company. The Plan provides for the granting of up to 30 million stock awards and is administered by the Compensation Committee of the Board of Directors. The issuance of stock under the Plan was registered with the Securities and Exchange Commission in a Form S-8 Registration Statement.

The following table sets forth information regarding the stock available for issuance under our Year 2002 Stock Award Plan as of the year ended December 31, 2004:

--------------------------------------------------------------------------------------------------------------
                                            (A)                       (B)                           (C)
                                NUMBER OF SECURITIES TO BE     WEIGHTED-AVERAGE
                                  ISSUED UPON EXERCISE OF       EXERCISE PRICE OF         NUMBER OF SECURITIES
                                   OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,         REMAINING AVAILABLE
        PLAN CATEGORY               WARRANTS AND RIGHTS        WARRANTS AND RIGHTS         FOR FUTURE ISSUANCE
--------------------------------------------------------------------------------------------------------------
EQUITY COMPENSATION PLANS
APPROVED BY SECURITY HOLDERS                 0                         N/A                           0
--------------------------------------------------------------------------------------------------------------
EQUITY COMPENSATION PLANS NOT
APPROVED BY SECURITY HOLDERS                 0                         N/A                       6,950,000
--------------------------------------------------------------------------------------------------------------
TOTAL                                        0                         N/A                       6,950,000
--------------------------------------------------------------------------------------------------------------

Item 12. Certain Relationships and Related Party Transactions

Franklin Frank and/or entities controlled by him have lent us money from time to time in order to fund our operations. In addition, Mr. Frank and/or affiliates purchased two notes given by us to former officers for loans to us. The total amount we now owe to Mr. Frank and/or affiliates is $838,739 as of December 31, 2004.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibit Index

31.1     Rule 13a-14(a)/15d-14(a) Certification - acting Chief Executive Officer

31.2     Rule 13a-14(a)/15d-14(a) Certification - acting Chief Financial Officer

32       Section 1350 Certifications

(b) Reports on Form 8-K.

The Company filed no Reports on Form 8-K during the quarter ended December 31, 2004.

Item 14. Principal Accountant Fees and Services.

AUDIT FEES.


The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $16,875 in 2003 and $22,500 in 2004.

TAX FEES.

The aggregate fees billed to the Company for professional services rendered for completion of the Company's tax returns was $750 in 2003 and $850 in 2004.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFE TECHNOLOGIES INTERNATIONAL, INC.

By: /s/ Randi Swatt
-----------------------
Randi Swatt, acting Chief Executive Officer
Date: March 31, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Randi Swatt
-----------------------
Randi Swatt, Director, acting Chief Executive Officer and acting Chief Financial Officer (principal executive officer and principal financial officer) Date:
March 31, 2005

By: /s/Valda Reinbergs
-----------------------
Valda Reinbergs, Director
Date: March 31, 2005

By: /s/ Bruce E. Taylor
-----------------------
Bruce E. Taylor, Director
Date: March 31, 2005

                          INDEX TO FINANCIAL STATEMENTS



Independent Auditors' Report                                        F-2

Consolidated Balance Sheets                                         F-3

Consolidated Statements of Operations                               F-4

Consolidated Statements of Stockholders' Equity                     F-5

Consolidated Statements of Cash Flows                               F-6

Notes to Consolidated Financial Statements                        F-7-F-10

                              BAUM & COMPANY, P.A.
                          1515 UNIVERSITY DR. SUITE 209
                             CORAL SPRINGS FL 33071

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Safe Technologies International Inc.

We have audited the accompanying consolidated balance sheets of Safe Technologies International Inc. as of December 31, 2004 and 2003, and the related statements of operations, stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Safe Technologies International Inc. as of December 31, 2004 and 2003 and the consolidated results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements the Company has experience a loss in 2004 and 2003. The Company's financial position and operating results raise substantial doubts about its ability to continue a a going concern.. Management's plans concerning these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements,, effective January 1, 2002, the Company adopted Statement of Financial Standards No. 142 "Goodwill and Other Intangible Assets."


Coral Springs, Florida
January 20, 2005

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003

                                                                            2004              2003
                                                                         -----------      -----------
                                   ASSETS
CURRENT ASSETS
   Cash                                                                  $    15,158      $     8,713
   Accounts receivable, net of allowance for doubtful accounts of
        $17,159 and $19,510 respectively                                       1,438            4,192

            Total current assets                                              16,596           12,905
                                                                         -----------      -----------

PROPERTY AND EQUIPMENT
    Furniture, fixtures and equipment                                         22,677           33,649

        Less: Accumulated depreciation                                       (17,242)         (14,246)
                                                                         -----------      -----------

            Total property and equipment                                       5,435           19,403
                                                                         -----------      -----------

OTHER ASSETS
    Deposits                                                                   2,889            2,889
    Other assets, net                                                         51,945           53,331
                                                                         -----------      -----------

            Total other assets                                                54,834           56,220
                                                                         -----------      -----------

Total Assets                                                             $    76,865      $    88,528
                                                                         ===========      ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
    Accounts payable                                                     $    22,239      $    71,099
    Accrued expenses                                                         112,255           88,218
    Notes and loans payable                                                  838,739          621,394
    Deferred revenue                                                           3,021            3,070
                                                                         -----------      -----------

            Total current liabilities                                        976,254          783,781
                                                                         -----------      -----------

Total Liabilities                                                            976,254          783,781
                                                                         -----------      -----------

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, $0.00001 par value, 999,999,000 shares authorized;
    927,381,602  and  888,506.602 shares issued and outstanding at
    December 31, 2004 and 2003 respectively                                    9,274            8,885
    Additional paid-in capital                                             7,443,330        7,255,618
    Subscriptions received                                                    12,000           12,000
    Retained earnings (deficit)                                           (8,363,993)      (7,971,756)
                                                                         -----------      -----------

            Total stockholders' equity (deficit)                            (899,389)        (695,253)
                                                                         -----------      -----------

Total Liabilities and Stockholders' Equity (Deficit)                     $    76,865      $    88,528
                                                                         ===========      ===========

     The accompanying notes are an integral part of the financial statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      YEARS ENDED DECEMBER 31 2004 AND 2003

                                                              2004               2003
                                                         -------------      -------------
REVENUES

    Sales, net of customer returns                       $      50,646      $      79,118
                                                         -------------      -------------

          Net sales                                             50,646             79,118
                                                         -------------      -------------

COST OF OPERATIONS

    Cost of operations                                          18,068             14,851
                                                         -------------      -------------

          Total cost of operations                              18,068             14,851
                                                         -------------      -------------

Gross Profit                                                    32,578             64,267
                                                         -------------      -------------

OPERATING EXPENSES
    Sales and marketing expense                                 12,370              2,348
    General and administrative expenses                        314,288            370,658

                                                         -------------      -------------

          Total operating expenses                             326,658            373,006
                                                         -------------      -------------

Operating income (loss)                                       (294,080)          (308,739)
                                                         -------------      -------------

OTHER INCOME (EXPENSE)
    Interest expense                                           (87,185)           (80,344)
    Loss on Asset Retirement                                   (10,972)             - 0 -
    Loss on divestment                                           - 0 -              - 0 -
    Impairment of Goodwill and Intangible Asset                  - 0 -           (224,695)
    Other income                                                 - 0 -             35,042
                                                         -------------      -------------

          Total other income (expense)                         (98,157)          (269,997)
                                                         -------------      -------------

Loss before provision for income taxes                        (392,237)          (578,736)
Income taxes                                                       -0-                -0-
                                                         -------------      -------------

Net income (loss)                                        $    (392,237)     $    (578,736)
                                                         =============      =============

Net income (loss) per common share, basic                $        0.00      $        0.00
                                                         =============      =============

Weighted average number of common shares outstanding       916,634,349        875,317,588
                                                         =============      =============

     The accompanying notes are an integral part of the financial statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                               TOTAL
                                        NUMBER                   ADDITIONAL                                 STOCKHOLDERS'
                                          OF         COMMON       PAID-IN          SUBS.     ACCUMULATED        EQUITY
                                        SHARES       STOCK        CAPITAL        RECEIVED      DEFICIT        (DEFICIT)
                                     -----------     ------     -----------      -------     -----------      ---------
BALANCE, December 31, 2002           871,826,599     $8,718     $ 7,150,380      $12,000     $(7,393,020)     $(221,922)

Prior year share adjustment              680,003          7              (7)           0               0              0
Shares for services and expenses       6,000,000         60          45,945            0               0         46,005
Stock based compensation              10,000,000        100          59,300            0               0         59,400
Net loss                                      --         --              --           --        (578,736)      (578,736)
                                     -----------     ------     -----------      -------     -----------      ---------

BALANCE, December 31, 2003           888,506,602      8,885       7,255,618       12,000      (7,971,756)      (695,253)

Restricted shares issued for          20,000,000        200          69,800            0               0         70,000
compensation
Shares for services and expenses      18,875,000        189         117,912            0               0        118,101

Net loss                                      --         --              --           --        (392,237)      (392,237)
                                     -----------     ------     -----------      -------     -----------      ---------

BALANCE, December 31, 2004           927,381,602      9,274       7,443,330       12,000      (8,363,993)      (899,389)
                                     ===========     ======     ===========      =======     ===========      =========

     The accompanying notes are an integral part of the financial statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEARS ENDED DECEMBER 31 2004 AND 2003

                                                                            2004            2003
                                                                          ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                         $(392,237)     $(578,736)
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                             2,996         57,131
    Bad debt expense                                                          6,894          2,025
    Impairment of goodwill and intangible assets                              - 0 -        224,695
    Loss on asset retirement                                                 10,972          - 0 -
    Writeoff  of note payable                                                 - 0 -        (35,142)
    Stock based compensation                                                 70,000         59,400
    Expenses paid by common stock                                           118,101         46,005
Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                               (2,754)        (5,446)
    (Increase) decrease in deposits                                           - 0 -          4,403
    Increase (decrease) in accounts payable                                 (48,860)       (10,511)
    Increase (decrease) in accrued expenses                                  24,037         76,128
    Increase (decrease) in deferred revenue                                     (49)         3,070

                                                                          ---------      ---------

Net cash provided (used) by operating activities                           (210,900)      (156,978)
                                                                          ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
                                                                                  0              0
                                                                          ---------      ---------

Net cash provided (used) by investing activities                                  0              0
                                                                          ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increases of  Shareholders Loans                                        217,345        163,751

                                                                          ---------      ---------

Net cash provided (used) by financing activities                            217,345        163,751
                                                                          ---------      ---------

Net increase (decrease) in cash                                               6,445          6,773

CASH and equivalents, beginning of period                                     8,713          1,940
                                                                          ---------      ---------

CASH and equivalents, end of period                                       $  15,158      $   8,713
                                                                          =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Payment of taxes  in cash                                                 $       0      $       0
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

         G) FIXED ASSETS Fixed assets are recorded at cost. Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets of generally five or ten years. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation expense was $2,996 and $42,188 for the years ended December 31, 2004 and 2003, respectively.

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

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         H) INTANGIBLE ASSETS (CONTINUED) Management has determined that the goodwill, copyrights and trademarks reflected on the Company's balance sheet at December 31, 2003 have been impaired by approximately $225,000 in value due to lack of viable cash flows that can be generated in the foreseeable future, will generate sufficient cash flows to recover their carrying amounts.

         I) ADVERTISING Advertising costs, which are included in selling, general and administrative expenses, are expensed as costs are incurred. Advertising expense was $ 1820 and $ 2,330 for the years ended December 31, 2004 and 2003, respectively.

????? J) DEFERRED REVENUE Deferred income arises in the normal course of business from the development of new web site contracts. Deferred income at December 31, 2004 and 2003 was $3,021 and $ 3,070 , respectively.

(2) INCOME TAXES

         Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $8,363,000 with the latest expiring $ 578,000 $445,000, $589,200, $3,016,100 and $920,000
         at December 31, 2018, 2017, 2016, 2015 and 2014, respectively. The amount recorded as deferred tax asset as of December 31, 2003 is approximately $2,800,000, which represents the amount of tax benefit of the loss carry-forward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(3) STOCKHOLDERS' EQUITY

         The Company has authorized 999,999,000 shares of $.00001 par value common stock, with 927,381,602 shares issued and outstanding. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance.

         In 2003, the Company issued 10,000,000 shares of restricted common stock to company officers for services valued at $ 59,400. In 2003, the Company issued 6,000,000 shares of common stock for services valued at $46,005 of $.008 per share.

         In 2004, the company issed 20,000,000 shares of restricted stock , valued at $ 70,000 for officers compensation and 18,875,000 of stock for services valued at 118,101.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) COMMITMENTS AND CONTINGENCIES

         The Company rents office space in Palm Beach, Florida under a lease that commenced December 2003 and expires November 2005. The total rent fo 2004 and 2003 was $16,850 and $ 15,380 respectively..Future lease expenses are $14,135 in 2005.

(5) SHORT-TERM DEBT

         At December 31, 2004 and 2003, short-term debt consisted of the following:

                                                                2003          2004
                                                              ---------    ---------
12% note payable to a former officer, unsecured, due on
demand.  Upon any default, the note becomes due
immediately at an interest rate of 18% per annum.             $ 352,321    $    - 0-

12 % Notes and loans payable to a shareholder, and
related affiliates , unsecured, due on demand.  Upon any
default, the note becomes due immediately at an interest        204,986      838,739
rate of 18% per annum.

12% note payable to a former officer, unsecured, due on
demand.  Upon any default, the note becomes due
immediately at an interest rate of 18% per annum.                64,087            0

                                                              ---------    ---------

Total short-term debt                                         $ 621,394    $ 838,739
                                                              =========    =========

         The shareholder purchased directly the notes payable from the former officers of the company.

(6) GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $ 392,237 and $5578,736 for the years ended December 31, 2004 and 2003, respectively, for a total cumulative loss of $8,363,993. The ability of the Company to continue as a going concern is dependent upon developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently pursuing acquisitions of viable business's in conjunction with seeking additional capital to fund its planned operations.

(7) RELATED PARTY TRANSACTIONS

         In 2003, the Company paid rent and purchased services from and made reimbursements to a related party company owned by an officer and major shareholder. The services purchased were primarily secretarial and reimbursements which include telephone expenses, courier charges and postage. Total payments made to this company during the year ended December 31, 2003 were 20,500

(8) ACQUISITIONS RESCINDED

         In January 2004, the Company consummated an agreement for 60% equity positions in Time Bytes Limited (a U.K. company) and affiliates Time Bytes International Inc. (a Delaware company ) and Sports Profile Ltd. (a U.K. company) The acquisition was executed pursuant to a stock purchase agreement dated December 30, 2003 between the Company and the major shareholder of Time Bytes Limited. This acquisition was subsequently rescinded. The company has issued 5,700,000 shares of common stock, valued at $ 39,900 for related services.

         In August 2003, the Company entered into an acquisition agreement with Express Air Inc. (a California company). Due to the inability of Express Air, Inc. to meet the terms of the acquisition agreement, the agreement has been rescinded.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) INCOME TAX

         The principle temporary differences that will result in deferred tax assets and liabilities are certain expenses and losses accrued for financial reporting purposes not deductible for tax purposes until paid. The differences between Federal income tax rate and the effective income tax rate as reflected in the accompanying statement of operations are:

                                        December 31, 2004   December 31, 2003
                                        -----------------   -----------------
Statutory federal income tax rate             34%                  34%
Valuation allowance                           (34)                 (34)
Effective tax rate                             -%                   -%

(10) RECENT ACCOUNTING PRONOUNCEMENTS

         In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our financial statements.

         In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our financial statements.

          In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. We previously adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, on July 1, 2003 and have accounted for all awards granted to employees in recent years using the fair value recognition method.. Accordingly we believe SFAS No. 123(R) will not have a material impact on financial statements.