Form 10QSB
period 2005-03-31
SAFE TECHNOLOGIES INTERNATIONAL INC
filed 2005-05-20
CIK 829117

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2005
                                                 --------------


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 927,381,602 shares of common stock as of April 30, 2005

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                          INDEX TO FINANCIAL STATEMENTS


PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Financial Statements:

         Consolidated Balance Sheets                                      2

         Consolidated Statements of Operations                            3

         Consolidated Statements of Changes in Stockholders' Equity       4

         Consolidated Statements of Cash Flows                            5

Notes to Consolidated Financial Statements                                6

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2005 AND DECEMBER 31, 2004


PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                                                        March 31,      December 31,
                                                                          2005            2004
                                                                      -----------      -----------
                                                                       Unaudited         Audited
                                     ASSETS
CURRENT ASSETS
   Cash                                                               $    12,006      $    15,158
   Accounts receivable, net of allowance for doubtful accounts of
        $17,159 and $ 17,159 respectively                                   3,213            1,438
                                                                      -----------      -----------
            Total current assets                                           15,219           16,596
                                                                      -----------      -----------
PROPERTY AND EQUIPMENT
    Furniture, fixtures and equipment                                      22,677           22,677

        Less: Accumulated depreciation                                    (17,992)         (17,242)
                                                                      -----------      -----------
            Total property and equipment                                    4,685            5,435
                                                                      -----------      -----------
OTHER ASSETS
    Deposits                                                                2,889            2,889
    Other assets, net                                                      51,945           51,945
                                                                      -----------      -----------
            Total other assets                                             54,834           54,834
                                                                      -----------      -----------
Total Assets                                                          $    74,738      $    76,865
                                                                      ===========      ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable and accrued expenses                             $   178,527      $   134,494
    Notes and loans payable                                               863,739          838,739
    Deferred revenue                                                        2,500            3,021
                                                                      -----------      -----------
            Total current liabilities                                   1,044,766          976,254
                                                                      -----------      -----------
Total Liabilities                                                       1,044,766          976,254
                                                                      -----------      -----------
STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, $0.00001 par value, 999,999,000 shares authorized;
    927,381,602 shares issued and outstanding at March 31, 2005             9,274            9,274
    And December 31, 2004
    Additional paid-in capital                                          7,443,330        7,443,330
    Subscriptions received                                                 12,000           12,000
    Retained earnings (deficit)                                        (8,434,632)      (8,363,993)
                                                                      -----------      -----------
            Total stockholders' equity (deficit)                         (970,028)        (899,389)
                                                                      -----------      -----------
Total Liabilities and Stockholders' Equity (Deficit)                  $    74,738      $    76,865
                                                                      ===========      ===========


     The accompanying notes are an integral part of the financial statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004


                                                              2005               2004
                                                         -------------      -------------
REVENUES

    Sales, net of customer returns                       $       9,500      $      17,634
                                                         -------------      -------------
          Net sales                                              9,500             17,634
                                                         -------------      -------------
COST OF OPERATIONS

    Cost of operations                                           4,490              4,895
                                                         -------------      -------------
          Total cost of operations                               4,490              4,895
                                                         -------------      -------------
Gross Profit                                                     5,010             12,739
                                                         -------------      -------------
OPERATING EXPENSES

    General and administrative expenses                         50,112            181,611
                                                         -------------      -------------
          Total operating expenses                              50,112            181,611
                                                         -------------      -------------
Operating income (loss)                                        (45,102)          (168,872)
                                                         -------------      -------------

OTHER INCOME (EXPENSE)
    Interest expense                                           (25,537)           (19,121)
    Loss on Asset Retirement                                       -0-            (10,972)
                                                         -------------      -------------
          Total other income (expense)                         (25,537)           (30,093)
                                                         -------------      -------------

Loss before provision for income taxes                         (70,639)          (198,965)
Income taxes                                                       -0-                -0-
                                                         -------------      -------------
Net income (loss)                                        $     (70,639)     $    (198,965)
                                                         =============      =============
Net income (loss) per common share, basic                $        0.00      $        0.00
                                                         =============      =============
Weighted average number of common shares outstanding       927,381,602        905,086,602
                                                         =============      =============




     The accompanying notes are an integral part of the financial statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                                    TOTAL
                                            NUMBER                     ADDITIONAL                                STOCKHOLDERS'
                                              OF            COMMON      PAID-IN         SUBS.    ACCUMULATED       EQUITY
                                            SHARES          STOCK       CAPITAL       RECEIVED     DEFICIT        (DEFICIT)
                                          -----------   -----------   -----------   -----------   -----------    -----------
BALANCE, December 31, 2003                888,506,602   $     8,885     7,255,618   $    12,000    (7,971,756)   $  (695,253)

Restricted shares issued for                       --            --            --             0             0              0
compensation                               20,000,000           200        69,800             0             0         70,000
Stock based compensation                   18,875,000           189       117,912             0             0        118,101
Net loss Year Ending Dec 31 2004                   --            --            --            --      (392,237)      (392,237)
                                          -----------   -----------   -----------   -----------   -----------    -----------
BALANCE, December 31, 2004                927,381,602         9,274     7,443,330        12,000    (8,363,993)      (899,389)

Net loss 3 months ending March 31, 2005            --            --            --            --       (70,639)       (70,639)
                                          -----------   -----------   -----------   -----------   -----------    -----------
BALANCE, March 31, 2005                   927,381,602         9,274     7,443,330        12,000    (8,434,632)      (970,028)
                                          ===========   ===========   ===========   ===========   ===========    ===========

































     The accompanying notes are an integral part of the financial statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                                                                    2005         2004
                                                                                 ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                $ (70,639)   $(198,965)
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                      750          749
    Bad debt expense                                                                   600            0

    Loss on asset retirement                                                           -0-       10,972
    Stock based compensation                                                           -0-       70,000
    Expenses paid by common stock                                                      -0-       31,400
Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                                      (2,375)      (2,316)
    (Increase) decrease in other assets                                                -0-          (52)
    Increase (decrease) in accounts payable and accrued expenses                    44,033       65,774
    Increase (decrease) in deferred revenue                                           (521)         998
                                                                                 ---------    ---------
Net cash provided (used) by operating activities                                   (28,152)     (21,440)
                                                                                 ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
                                                                                       -0-          -0-
                                                                                 ---------    ---------
Net cash provided (used) by investing activities                                        0            0
                                                                                 ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increases of  Shareholders Loans                                                25,000       31,944
                                                                                 ---------    ---------
Net cash provided (used) by financing activities                                    25,000       31,944
                                                                                 ---------    ---------
Net increase (decrease) in cash                                                     (3,152)      10,504

CASH and equivalents, beginning of period                                           15,158        8,713
                                                                                 ---------    ---------
CASH and equivalents, end of period                                              $  12,006    $  19,217
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

         G) FIXED ASSETS Fixed assets are recorded at cost. Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets of generally five or ten years. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation expense was $2,996 for the year ended December 31, 2004 and $750 for the three months ended March 31, 2005 and 2004.

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

            J) DEFERRED REVENUE Deferred income arises in the normal course of business from the timing of services performed and customer collections.

            K) INTERIM STATEMENTS The financial statements for the three months ending March 31, 2005 and 2004 are unaudited and include all adjustments which in the opinion of management are necessary for a fair presentation, and such adjustments are of a normal and recurring nature. The results of operations for the three months are not indicative of a full year results.

(2) INCOME TAXES
         Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $8,434,000 with the latest expiring $ 578,000 $445,000, $589,200, $3,016,100 and $920,000
         at December 31, 2018, 2017, 2016, 2015 and 2014, respectively. The amount recorded as deferred tax asset as of March 31, 2005 is approximately $2,800,000, which represents the amount of tax benefit of the loss carry-forward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

         The principle temporary differences that will result in deferred tax assets and liabilities are certain expenses and losses accrued for financial reporting purposes not deductible for tax purposes until paid. The differences between Federal income tax rate and the effective income tax rate are:


                                           March  31, 2005     December 31, 2004
                                           ---------------     -----------------
Statutory federal income tax rate                 34%                 34%
Valuation allowance                              (34)                (34)
Effective tax rate                                --%                 --%

(3) STOCKHOLDERS' EQUITY

         The Company has authorized 999,999,000 shares of $.00001 par value common stock, with 927,381,602 shares issued and outstanding. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance.

         In 2004, the company issued 20,000,000 shares of restricted stock , valued at $ 70,000 for officers compensation and 18,875,000 of stock for services valued at 118,101.


(4) COMMITMENTS AND CONTINGENCIES

         The Company rents office space in Palm Beach, Florida under a lease that commenced December 2003 and expires November 2005. The total rent for 2004 was $16,850 and $4,125 for the three months ended March 31, 2005 Future lease expenses are approximately $10,000 in 2005.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) SHORT-TERM DEBT At March 31, 2005 and December 31, 2004, short-term debt consisted of the following:


                                                        March 31,   December 31,
                                                          2005         2004
                                                        ---------   -----------

       12 % Notes and loans payable to a shareholder,
       and related affiliates, unsecured, due on
       demand. Upon any default, the note becomes due
       immediately at an interest rate of 18% per annum.  863,739     838,739
                                                         --------    --------

Total short-term debt                                    $863,739    $838,739
                                                         ========    ========



(6) GOING CONCERN

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $ 70, 639 for the three months ended March 31, 2005, $ 392,237 for the year ended December 31, 2004 and a total cumulative loss of approximately $ 8,400,000 . The ability of the Company to continue as a going concern is dependent upon developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently pursuing acquisitions of viable business's in conjunction with seeking additional capital to fund its planned operations.

(7) ACQUISITIONS RESCINDED

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

(8) RECENT ACCOUNTING PRONOUNCEMENTS

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

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) RECENT ACCOUNTING PRONOUNCEMENTS (continued)

               In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effectivefor interim or annual reporting periods beginning on or after June 15, 2005. We previously adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, on July 1, 2003 and have accounted for all awards granted to employees in recent years using the fair value recognition method.. Accordingly we believe SFAS No. 123(R) will not have a material impact on financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

During the first quarter, we continued our efforts to locate suitable acquisition candidates. While we have reviewed a few candidates, none has yet been recommended by management to our Board of Directors.

Internet Associates International, Inc., (IAI) the Company's sole active wholly owned subsidiary, continued its operations during the first quarter without material change.

COMPARISON OF THE PERIODS ENDED MARCH 31, 2005 AND MARCH 31, 2004

Revenues were $9,500 and $17,634, respectively, for the quarters ended March 31, 2005 and 2004. The decrease in revenues is primarily a result of increased competition for the services offered by IAI, our sole active subsidiary.

Cost of Sales were $4,490 and $4,895, respectively, for the quarters ended March 31, 2005 and 2004. This reflects a consistent level of operating costs for IAI.

Selling, general, and administrative expenses were $50,112 and $181,611, respectively, for the quarters ended March 31, 2005 and 2004. The decrease reflects reductions in management compensation and a reduction in travel and entertainment expenses from the level incurred during the first quarter of 2004, when we undertook a particularly aggressive effort to locate acquisition candidates.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, we had a $1,029,547 working capital deficit, compared to a $856,770 working capital deficit as of March 31, 2004. The increase of $172,777 is primarily due to our operating at a loss while we search for acquisition candidates. We will continue to have limited revenues while we look for one or more suitable business combinations. We are essentially dependant, at this time, on our primary shareholders to fund operating shortfalls. There can be no assurance that our cash flow will increase in the near future, or that revenues generated from our existing subsidiary operations will be sufficient to allow us to pursue new profitable ventures.

Risk Factors.

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

ITEM 3.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed toensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time frames specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control, objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits.

         31.1  Certification of principal executive officer

         31.2  Certification of principal financial officer

         32    Section 1350 Certification

         (b) Reports on Form 8-K.

               We filed no Reports on Form 8-K during the period covered by this Report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Safe Technologies International, Inc.
                                        (Registrant)



Date: May 20, 2005                      By: /s/ Randi Swatt
    --------------                          ------------------
                                            Randi Swatt, Chief Executive Officer