Form 10QSB
period 2005-06-30
SAFE TECHNOLOGIES INTERNATIONAL INC
filed 2005-08-15
CIK 829117

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005
                                                 -------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 934,331,602 shares of common stock as of August 10, 2005

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements:                                          PAGE
                                                                            ----
         Consolidated Balance Sheets                                         F-2

         Consolidated Statements of Operations                               F-3

         Consolidated Statements of Changes in Stockholders' Equity          F-5

         Consolidated Statements of Cash Flows                               F-6

Notes to Consolidated Financial Statements                                   F-7

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2005 AND DECEMBER 31, 2004

                                                                             2005             2004
                                                                         -----------      -----------
                                                                          UNAUDITED          AUDITED
                                   ASSETS
CURRENT ASSETS
   Cash                                                                  $    16,786      $    15,158
   Accounts receivable, net of allowance for doubtful accounts of
        $19,261 and $17,159 respectively                                       2,434            1,438
                                                                         -----------      -----------

            Total current assets                                              19,220           16,596
                                                                         -----------      -----------

PROPERTY AND EQUIPMENT
    Furniture, fixtures and equipment                                         22,677           22,677

        Less: Accumulated depreciation                                       (18,742)         (17,242)
                                                                         -----------      -----------

            Total property and equipment                                       3,935            5,435
                                                                         -----------      -----------

OTHER ASSETS
    Deposits                                                                   2,889            2,889
    Other assets, net                                                         51,945           51,945
                                                                         -----------      -----------

            Total other assets                                                54,834           54,834
                                                                         -----------      -----------

Total Assets                                                             $    77,989      $    76,865
                                                                         ===========      ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
    Accounts payable                                                     $    20,961      $    22,239
    Accrued expenses                                                         145,127          112,255
    Notes and loans payable                                                  905,739          838,739
    Deferred revenue                                                           2,195            3,021
                                                                         -----------      -----------

            Total current liabilities                                      1,074,022          976,254
                                                                         -----------      -----------

Total Liabilities                                                          1,074,022          976,254
                                                                         -----------      -----------

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, $0.00001 par value, 999,999,000 shares authorized;
    934,331,602 and 927,381,602 shares issued and outstanding at               9,345            9,274
    June 30, 2005 and December 31, 2004, respectively
    Additional paid-in capital                                             7,453,686        7,443,330
    Subscriptions received                                                    12,000           12,000
    Retained earnings (deficit)                                           (8,471,064)      (8,363,993)
                                                                         -----------      -----------

            Total stockholders' equity (deficit)                            (996,033)        (899,389)
                                                                         -----------      -----------

Total Liabilities and Stockholders' Equity (Deficit)                     $    77,989      $    76,865
                                                                         ===========      ===========

    The accompanying notes are an integral part of the financial statements.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THE SIX MONTHS ENDED JUNE 30, 2005AND 2004

                                                              2005               2004
                                                         -------------      -------------
REVENUES

    Sales, net of customer returns                       $      17,735      $      29,120
                                                         -------------      -------------

          Net sales                                             17,735             29,120
                                                         -------------      -------------

COST OF OPERATIONS

    Cost of operations                                           7,790              7,200
                                                         -------------      -------------

          Total cost of operations                               7,790              7,200
                                                         -------------      -------------

Gross Profit                                                     9,945             21,920
                                                         -------------      -------------

OPERATING EXPENSES

    General and administrative expenses                         65,144            244,204
                                                         -------------      -------------

          Total operating expenses                              65,144            244,204
                                                         -------------      -------------

Operating income (loss)                                        (55,199)          (222,284)
                                                         -------------      -------------

OTHER INCOME (EXPENSE)
    Interest expense                                           (51,872)           (41,895)
    Loss on Asset Retirement                                   (10,972)
                                                         -------------      -------------

          Total other income (expense)                         (51,872)           (52,867)
                                                         -------------      -------------

Loss before provision for income taxes                        (107,071)          (275,151)
Income taxes                                                       -0-                -0-
                                                         -------------      -------------

Net income (loss)                                        $    (107,071)     $    (275,151)
                                                         =============      =============

Net income (loss) per common share, basic                $        0.00      $        0.00
                                                         =============      =============

Weighted average number of common shares outstanding       928,126,245        910,304,816
                                                         =============      =============

    The accompanying notes are an integral part of the financial statements.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

                                                              2005               2004
                                                         -------------      -------------
REVENUES

    Sales, net of customer returns                       $       8,235      $      11,486
                                                         -------------      -------------

          Net sales                                              8,235             11,486
                                                         -------------      -------------

COST OF OPERATIONS

    Cost of operations                                           3,300              2,305
                                                         -------------      -------------

          Total cost of operations                               3,300              2,305
                                                         -------------      -------------

Gross Profit                                                     4,935              9,181
                                                         -------------      -------------

OPERATING EXPENSES

    General and administrative expenses                         15,032             62,593

                                                         -------------      -------------

          Total operating expenses                              15,032             62,593
                                                         -------------      -------------

Operating income (loss)                                        (10,097)           (53,412)
                                                         -------------      -------------

OTHER INCOME (EXPENSE)
    Interest expense                                           (26,335)           (22,774)
                                                         -------------      -------------

          Total other income (expense)                         (26,335)           (22,774)
                                                         -------------      -------------

Loss before provision for income taxes                         (36,432)           (76,186)
Income taxes                                                       -0-                -0-
                                                         -------------      -------------

Net income (loss)                                        $     (36,432)     $     (76,186)
                                                         =============      =============

Net income (loss) per common share, basic                $        0.00      $        0.00
                                                         =============      =============

Weighted average number of common shares outstanding       929,466,602        919,556,602
                                                         =============      =============

    The accompanying notes are an integral part of the financial statements.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                    NUMBER                       ADDITIONAL
                                      OF           COMMON          PAID-IN          SUBS.        ACCUMULATED
                                    SHARES          STOCK          CAPITAL        RECEIVED         DEFICIT
                                 -----------     -----------     -----------     -----------     -----------
BALANCE, December 31, 2003       888,506,602     $     8,885       7,255,618     $    12,000      (7,971,756)

Restricted shares issued for               0               0
compensation                      20,000,000             200          69,800               0               0
Stock based compensation          18,875,000             189         117,912               0               0
Net loss                                  --              --              --              --        (392,237)
                                 -----------     -----------     -----------     -----------     -----------

BALANCE, December 31, 2004       927,381,602           9,274       7,443,330          12,000      (8,363,993)


Stock base compensation            6,950,000              69          10,356              --              --
Net loss                                  --              --              --              --        (107,071)
                                 -----------     -----------     -----------     -----------     -----------

BALANCE, June 30, 2005           934,331,602           9,343       7,453,686          12,000      (8,471,064)
                                 ===========     ===========     ===========     ===========     ===========

    The accompanying notes are an integral part of the financial statements.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                                                                             2005           2004
                                                                          ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                         $(107,071)     $(275,151)
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                             1,500          1,498
    Bad debt expense                                                          1,608          2,000

    Loss on asset retirement                                                      0         10,972
    Writeoff  of note payable                                                     0              0
    Stock based compensation                                                 10,425        125,000
    Expenses paid by common stock                                                 0         31,400
Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                               (1,775)          (261)
    (Increase) decrease in other assets                                           0            (52)
    Increase (decrease) in accounts payable and accrued expenses             30,767         55,730
    Increase (decrease) in deferred revenue                                    (826)           998
                                                                          ---------      ---------

Net cash provided (used) by operating activities                            (65,372)       (47,866)
                                                                          ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
                                                                                  0              0
                                                                          ---------      ---------

Net cash provided (used) by investing activities                                  0              0
                                                                          ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increases in shareholders loans                                          67,000         43,944
                                                                          ---------      ---------

Net cash provided (used) by financing activities                             67,000         43,944
                                                                          ---------      ---------

Net increase (decrease) in cash                                               1,628         (3,922)

CASH and equivalents, beginning of period                                    15,158          8,713
                                                                          ---------      ---------

CASH and equivalents, end of period                                       $  16,786      $   4,791
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

         g) FIXED ASSETS

            Fixed assets are recorded at cost. Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets of generally five or ten years. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation expense was $2,996 for the year ended December 31, 2004 and $1,500 for the six months ended June 30, 2005, and 2004 respectively.

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

         k) INTERIM STATEMENTS

            The financial statements for the six and three months ending June 30, 2005 and 2004 are unaudited and include all the adjustments which in the opinion of management are necessary for a fair presentation, and such adjustments are of a normal and recurring nature. The results of operations for the six and three months are not indicative of a full years results.

(2) INCOME TAXES

            Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry- forwards for income tax purposes of approximately $8,471,000 with the latest expiring $ 578,000 $445,000, $589,200, $3,016,100 and $920,000 at December 31, 2018, 2017, 2016, 2015 and 2014,
            respectively. The amount recorded as deferred tax asset as of June 30, 2005 is approximately $2,880,000, which represents the amount of tax benefit of the loss carry-forward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

            The differences between Federal income tax rates and the effective income tax rates are:

                                                   JUNE 30, 2005   JUNE 30, 2004
                                                   ------------   ------------
                 Statutory federal income tax rate        34%            34%
                 Valuation allowance                     (34)           (34)
                 Effective tax rate                       --             --

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

            In May 2005, the company issued 6,950,000 shares of common stock valued at $10,450 for officers compensation that had been accrued .

(4) COMMITMENTS AND CONTINGENCIES

            The Company rents office space in Palm Beach, Florida under a lease that commenced December 2003 and expires November 2005. The total rent for 2004 was $16,850 and $ 8,081 for the six months ended June 30, 2005. Future lease expenses are approximately $5,900 in 2005.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) SHORT-TERM DEBT

            At June 30, 2005 and December 31, 2004, short-term debt consisted of the following:

                                                      JUNE  30,     DECEMBER 31,
                                                        2005            2004
                                                      ---------     -----------
            12% Notes and loans payable to a
            shareholder, and related affiliates,
            unsecured, due on demand. Upon any
            default, the note becomes due
            immediately at an interest
            rate of 18% per annum.                      905,739       838,739
                                                       --------      --------
            Total short-term debt                      $905,739      $838,739
                                                       ========      ========

(6) GOING CONCERN

            The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $ 107,071 for the six months ended June 30, 2005 $392,237 for the year ended December 31, 2004 and the total cumulative loss of approximately $8,470,000. The ability of the Company to continue as a going concern is dependent upon developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently pursuing acquisitions of viable business's in conjunction with seeking additional capital to fund its planned operations.

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

            In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. We do not believe the adoption of SFAS No. 151 and 153 will have a material impact on our financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

During the second quarter, we attempted to complete our due diligence on our proposed acquisition of oil and gas rights, but without success. As a result, that acquisition has been put on hold.

Internet Associates International, Inc., (IAI) the Company's sole active wholly owned subsidiary, continued its operations during the first quarter without material change.

COMPARISON OF THE PERIODS ENDED JUNE 30, 2005 AND JUNE 30, 2004

Revenues were $17,735 and $29,120, respectively, for the six months ended June 30, 2005 and 2004. The decrease in revenues is primarily a result of increased competition for the services offered by IAI, our sole active subsidiary.

Cost of Sales were $7,790 and $7,200, respectively, for the six months ended June 30, 2005 and 2004. This reflects a generally consistent level of operating costs for IAI.

General and administrative expenses were $65,144 and $244,204, respectively, for the six months ended June 30, 2005 and 2004. The decrease reflects reductions in management compensation and a reduction in travel and entertainment expenses from the level incurred during the first half of 2004, when we undertook a particularly aggressive effort to locate acquisition candidates.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, we had a $1,054,802 working capital deficit, compared to a $877,205 working capital deficit as of June 30, 2004. The increase of $177,597 is primarily due to our operating at a loss while we search for acquisition candidates. We will continue to have limited revenues while we look for one or more suitable business combinations. We are essentially dependant, at this time, on our primary shareholders to fund operating shortfalls. There can be no assurance that our cash flow will increase in the near future, or that revenues generated from our existing subsidiary operations will be sufficient to allow us to pursue new profitable ventures.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits.

            31.1  Certification of principal executive officer

            31.2  Certification of principal financial officer

            32    Section 1350 Certification

         (b) Reports on Form 8-K.

             On May 20, 2005, the Company filed a Report on Form 8-K reporting an agreement in principle for the company to acquire an interest in certain oil and gas mineral rights in the state of Wyoming.

             On July 13, 2005, the Company filed a Report on Form 8-K reporting that, because of certain concerns which have not been addressed to the satisfaction of the Company, its acquisition of oil and gas mineral rights in the state of Wyoming has been postponed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Safe Technologies International, Inc.
                                        (Registrant)



Date: August 12, 2005                      By: /s/ Randi Swatt
      ---------------                          ---------------
                                           Randi Swatt, Chief Executive Officer