Form 10QSB
period 2005-09-30
SAFE TECHNOLOGIES INTERNATIONAL INC
filed 2005-11-21
CIK 829117

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2005
                                                 --------------

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


               123 NW 13 Street, Suite 30408, Boca Raton, FL 33432
            --------------------------------------------------------
                    (Address of principal executive offices)


                                 (561) 832-2700
                                 --------------
                           (Issuer's telephone number)


            2875 S. Ocean Boulevard, Suite 104, Palm Beach, FL 33480
            --------------------------------------------------------
                   (Former address, changed since last report)

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

                          INDEX TO FINANCIAL STATEMENTS


                          PART I FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets ........................................  F-2

Consolidated Statements of Operations ..............................  F-3 to 4

Consolidated Statements of Stockholders' Equity ....................  F-5

Consolidated Statements of Cash Flows ..............................  F-6

Notes to Consolidated Financial Statements .........................  F-7-9

                      Safe Technologies International, Inc.
                           Consolidated Balance Sheets
                    September 30, 2005 and December 31, 2004

                                                                           2005           2004
                                                                       -----------    -----------
                                                                        Unaudited       Audited
                                   ASSETS
CURRENT ASSETS
   Cash                                                                $    15,085    $    15,158
   Accounts receivable, net of allowance for doubtful accounts of
        $25,829 and $17,159 respectively                                     3,920          1,438
                                                                       -----------    -----------

            Total current assets                                            19,005         16,596
                                                                       -----------    -----------

PROPERTY AND EQUIPMENT
    Furniture, fixtures and equipment                                       22,677         22,677

        Less: Accumulated depreciation                                     (19,492)       (17,242)
                                                                       -----------    -----------

            Total property and equipment                                     3,185          5,435
                                                                       -----------    -----------

OTHER ASSETS
    Deposits                                                                 4,167          2,889
    Other assets, net                                                       51,945         51,945
                                                                       -----------    -----------

            Total other assets                                              56,112         54,834
                                                                       -----------    -----------

Total Assets                                                           $    78,302    $    76,865
                                                                       ===========    ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
    Accounts payable                                                   $    18,421    $    22,239
    Accrued expenses                                                       173,227        112,255
    Notes and loans payable                                                932,739        838,739
    Deferred revenue                                                         1,575          3,021
                                                                       -----------    -----------

            Total current liabilities                                    1,125,962        976,254
                                                                       -----------    -----------

Total Liabilities                                                        1,125,962        976,254
                                                                       -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, $0.00001 par value, 999,999,000 shares authorized;
    934,331,602 and 927,381,602 shares issued and outstanding at             9,345          9,274
    September 30, 2005 and December 31, 2004, respectively
    Additional paid-in capital                                           7,453,686      7,443,330
    Subscriptions received                                                  12,000         12,000
    Retained earnings (deficit)                                         (8,522,691)    (8,363,993)
                                                                       -----------    -----------

            Total stockholders' equity (deficit)                        (1,047,660)      (899,389)
                                                                       -----------    -----------

Total Liabilities and Stockholders' Equity (Deficit)                   $    78,302    $    76,865
                                                                       ===========    ===========



     The accompanying notes are an integral part of the financial statements

                      Safe Technologies International, Inc.
                      Consolidated Statements of Operations
                The Nine months ended September 30, 2005 and 2004


                                                            2005             2004
                                                       -------------    -------------
REVENUES

    Sales, net of customer returns                     $      24,914    $      40,858
                                                       -------------    -------------

          Net sales                                           24,914           40,858
                                                       -------------    -------------

COST OF OPERATIONS

    Cost of operations                                        11,090           11,325
                                                       -------------    -------------

          Total cost of operations                            11,090           11,325
                                                       -------------    -------------

Gross Profit                                                  13,824           29,533
                                                       -------------    -------------

OPERATING EXPENSES

    General and administrative expenses                       92,550          272,068
                                                       -------------    -------------

          Total operating expenses                            92,550          272,068
                                                       -------------    -------------

Operating income (loss)                                      (78,726)        (242,535)
                                                       -------------    -------------

OTHER INCOME (EXPENSE)
    Interest expense                                         (79,972)         (64,385)
    Loss on Asset Retirement                                      --          (10,972)
                                                       -------------    -------------

          Total other income (expense)                       (79,972)         (75,357)
                                                       -------------    -------------

Loss before provision for income taxes                      (158,698)        (317,892)
Income taxes                                                     -0-              -0-
                                                       -------------    -------------

Net income (loss)                                      $    (158,698)   $    (317,892)
                                                       =============    =============

Net income (loss) per common share, basic              $        0.00    $        0.00
                                                       =============    =============

Weighted average number of common shares outstanding     929,277,057      914,058,420
                                                       =============    =============





     The accompanying notes are an integral part of the financial statements

                      Safe Technologies International, Inc.
                      Consolidated Statements of Operations
               The Three months ended September 30, 2005 and 2004


                                                            2005             2004
                                                       -------------    -------------
REVENUES

    Sales, net of customer returns                     $       7,180    $      11,738
                                                       -------------    -------------

          Net sales                                            7,180           11,738
                                                       -------------    -------------

COST OF OPERATIONS

    Cost of operations                                         3,300            4,125
                                                       -------------    -------------

          Total cost of operations                             3,300            4,125
                                                       -------------    -------------

Gross Profit                                                   3,880            7,613
                                                       -------------    -------------

OPERATING EXPENSES

    General and administrative expenses                       26,836           27,864

                                                       -------------    -------------

          Total operating expenses                            26,836           27,864
                                                       -------------    -------------

Operating income (loss)                                      (22,956)         (20,251)
                                                       -------------    -------------

OTHER INCOME (EXPENSE)
    Interest expense                                         (28,100)         (22,490)


                                                       -------------    -------------

          Total other income (expense)                       (28,100)         (22,490)
                                                       -------------    -------------

Loss before provision for income taxes                       (51,056)         (42,741)
Income taxes                                                     -0-              -0-
                                                       -------------    -------------

Net income (loss)                                      $     (51,056)   $     (42,741)
                                                       =============    =============

Net income (loss) per common share, basic              $        0.00    $        0.00
                                                       =============    =============

Weighted average number of common shares outstanding     934,331,602      928,566,602
                                                       =============    =============



     The accompanying notes are an integral part of the financial statements

                      Safe Technologies International, Inc.
            Consolidated Statements of Stockholders' Equity (Deficit)


                                    Number                      Additional
                                     of            Common        Paid-In          Subs.        Accumulated
                                   Shares          Stock         Capital        Received         Deficit
                               ------------    ------------   ------------   ------------   ------------
BALANCE, December 31, 2003      888,506,602    $      8,885      7,255,618   $     12,000     (7,971,756)

Restricted shares issued for             --              --             --              0              0
compensation                     20,000,000             200         69,800              0              0
Stock based compensation         18,875,000             189        117,912              0              0
Net loss                                 --              --             --             --       (392,237)
                               ------------    ------------   ------------   ------------   ------------

BALANCE, December 31, 2004      927,381,602           9,274      7,443,330         12,000     (8,363,993)


Stock base compensation           6,950,000              69         10,356             --             --
Net loss                                 --              --             --             --       (158,698)
                               ------------    ------------   ------------   ------------   ------------

BALANCE, June 30, 2005          934,331,602           9,343      7,453,686         12,000     (8,522,691)
                               ============    ============   ============   ============   ============
















     The accompanying notes are an integral part of the financial statements

                      Safe Technologies International, Inc.
                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2005 and 2004


                                                                           2005         2004
                                                                        ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                       $(158,699)   $(317,892)
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                           2,250        2,247
    Bad debt expense                                                        6,188        2,000

    Loss on asset retirement                                                  -0-       10,972

    Stock based compensation                                               10,425      125,000
    Expenses paid by common stock                                             -0-       31,400
Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                             (8,670)         768
    (Increase) decrease in other assets                                    (1,278)       1,386
    Increase (decrease) in accounts payable and accrued expenses           57,157      (43,689)
    Increase (decrease) in deferred revenue                                (1,446)        (600)
                                                                        ---------    ---------
Net cash provided (used) by operating activities                          (94,073)    (188,408)
                                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
                                                                                0            0
                                                                        ---------    ---------
Net cash provided (used) by investing activities                                0            0
                                                                        ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increases in shareholders loans                                        94,000      207,345
                                                                        ---------    ---------

Net cash provided (used) by financing activities                           94,000      207,345
                                                                        ---------    ---------

Net increase (decrease) in cash                                               (73)      18,937

CASH and equivalents, beginning of period                                  15,158        8,713
                                                                        ---------    ---------

CASH and equivalents, end of period                                     $  15,085    $  27,650
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

          g) Fixed assets Fixed assets are recorded at cost. Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets of generally five or ten years. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation expense was $2,996 for the year ended December 31, 2004 and $2,250 for the nine months ended September 30, 2005, and 2004 respectively.

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

         k) Interim Statements. The financial statements for the nine and three months ending September 30, 2005 and 2004 are unaudited and include all the adjustments which in the opinion of management are necessary for a fair presentation, and such adjustments are of a normal and recurring nature. The results of operations for the nine and three months are not indicative of a full years results.

(2)      Income Taxes

         Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $8,471,000 with the latest expiring $ 578,000 $445,000, $589,200, $3,016,100 and $920,000
         at December 31, 2018, 2017, 2016, 2015 and 2014, respectively. The amount recorded as deferred tax asset as of September 30, 2005 is approximately $2,800,000, which represents the amount of tax benefit of the loss carry-forward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

         The differences between Federal income tax rates and the effective income tax rates are:

                                                   September 30,   September 30,
                                                       2005            2004
                                                   -------------   -------------
             Statutory federal income tax rate          34%             34%
             Valuation allowance                        (34)           (34)
             Effective tax rate                          --             --


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

(4)      Commitments and Contingencies

         The Company rents office space in Palm Beach, Florida under a lease that commenced December 2003 and expires November 2005. The total rent for 2004 was $16,850 and $10,975 for the nine months ended September, 2005. Future lease expenses are approximately $4,026 in 2005. As of October 1, 2005 replacement space in Boca Raton, Florida will be leased for a term of one year ending October 31, 2006.

                      Safe Technologies International, Inc.
                   Notes to Consolidated Financial Statements


(5)      Short-Term Debt

         At September 30, 2005 and December 31, 2004, short-term debt consisted of the following:


                                                                 September 30,       December 31,
                                                                    2005                 2004
                                                              ----------------    ------------------
12 % Notes and loans payable to a shareholder, and
related affiliates , unsecured, due on demand.  Upon any
default, the note becomes due immediately at an interest               932,739               838,739
rate of 18% per annum.


                                                              ----------------    ------------------

Total short-term debt                                         $        932,739    $          838,739
                                                              ================    ==================

(6)      Going Concern

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $ 158,698 for the nine months ended September 30, 2005 $392,237 for the year ended December 31, 2004 and the total cumulative loss of approximately $8,500 ,000. The ability of the Company to continue as a going concern is dependent upon developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently pursuing acquisitions of viable business's in conjunction with seeking additional capital to fund its planned operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

We are continuing our efforts to locate suitable acquisition candidates. While we have reviewed a few candidates, none has yet been recommended by management to our Board of Directors.

Internet Associates International, Inc., (IAI) the Company's sole active wholly owned subsidiary, continued its operations during the first quarter without material change.

COMPARISON OF THE PERIODS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

Revenues were $24,914 and $40,858, respectively, for the nine months ended September 30, 2005 and 2004. The decrease in revenues is primarily a result of increased competition for the services offered by IAI, our sole active subsidiary.

Cost of Sales were $11,090 and $11,325, respectively, for the nine months ended September 30, 2005 and 2004. This reflects a generally consistent level of operating costs for IAI.

General and administrative expenses were $92,550 and $272,068, respectively, for the nine months ended September 30, 2005 and 2004. The decrease reflects reductions in management compensation and a reduction in travel and entertainment expenses from the level incurred during the first half of 2004, when we undertook a particularly aggressive effort to locate acquisition candidates.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, we had a $1,106,957 working capital deficit, compared to a $959,658 working capital deficit as of September 30, 2004. The increase of $147,299 is primarily due to our operating at a loss while we search for acquisition candidates. We will continue to have limited revenues while we look for one or more suitable business combinations. We are essentially dependant, at this time, on our primary shareholders to fund operating shortfalls. There can be no assurance that our cash flow will increase in the near future, or that revenues generated from our existing subsidiary operations will be sufficient to allow us to pursue new profitable ventures.

Risk Factors.

OUR OPERATING SUBSIDIARY, IAI, IS ENGAGED IN PROVIDING SUPPORT TO THOSE INVOLVED IN COMMERCE ON THE INTERNET PLATFORM. The viability of IAI's customers is dependent upon their success in e-commerce. Customers unable to compete in e-commerce may fail, and as a result, we would lose a customer. There is significant competition among companies such as IAI that provide support services to e-commerce, requiring IAI to provide an expected level of services at a market price, and to obtain funding to market to new customers.

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

A BUSINESS COMBINATION WOULD LIKELY REQUIRE THE AUTHORIZATION OF ADDITIONAL STOCK AND/OR A REVERSE STOCK SPLIT. Either of these actions would require majority shareholder approval. To date we have not sought such approval, and there can be no assurance it could be obtained.

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

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          Safe Technologies International, Inc.
                                          (Registrant)



Date: November 14, 2005                   By: /s/ Randi Swatt
      --------------                          -------------------------------
                                              Randi Swatt,
                                              Chief Executive Officer