Form 10KSB
period 2005-12-31
SAFE TECHNOLOGIES INTERNATIONAL INC
filed 2006-03-31
CIK 829117

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 _______________

                                   FORM 10-KSB
                                 _______________


[X] ANNUAL REPORT UNDER OR OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 2005
                              -----------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

     For the transition period from _______________________ to _____________


                        Commission file number 000-17746

                                 _______________

                      Safe Technologies International, Inc.
                      -------------------------------------
                 (Name of small business issuer in its charter)
                                 _______________


            Delaware                                    22-2824492
            --------                                    ----------
  (State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)

123 NW 13 Street, Suite 30408, Boca Raton, FL              33432
----------------------------------------------             -----
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

Check whether the issuer (1) filed all reports required to be filed by Section or of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $29,847.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of March 29, 2006, was approximately $1,158,766.

The number of shares outstanding of the issuer's common stock, as of March 25, 2006, was 932,631,602.

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

===============================================================================

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

Current Business. We are now a holding company with one active and three inactive wholly-owned subsidiaries. Our active subsidiary is Internet Associates International, Inc. ("IAI"). IAI is a website hosting company.

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

Employees. As of March 25, 2006, we have no employees. Our administrative functions are fulfilled through contractual services provided by our Secretary and acting Chief Executive Officer.

Item 2. Description of Property

Our executive offices are located at 123 NW 13 Street, Suite 30408, Boca Raton, FL 33432, where we lease approximately 700 square feet of office space. IAI currently shares our office space. We pay rent of approximately $426 per month.

Item 3. Legal Proceedings

The company is not a party to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote by security holders during 2005.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock is traded in the over-the-counter market under the symbol "SFAD". The following table sets forth the high and low bid, as reported by Stockwatch, for our common stock for the calendar periods indicated.

                                       Bid
                           Period                    High/Low
                           ------                    --------
                           2004
                  1st Quarter                        .011/.005
                  2nd Quarter                        .008/.0031
                  3rd Quarter                        .009/.0042
                  4th Quarter                        .007/.0025

                           2005

                  1st Quarter                        .010/.0025
                  2nd Quarter                        .011/.0026
                  3rd Quarter                        .009/.0025
                  4th Quarter                        .0015/.0012

The average of the bid and ask price of our common stock in the over-the-counter market as of the most recent available date, March 29, 2006 was .0025 per share. The above quotations do not include retail mark-ups, mark-downs or commissions and represents prices between dealers and not necessarily actual transactions. The past performance of our securities is not necessarily indicative of future performance.

Holders of Record

As of March 15, 2006, there were approximately 15,000 shareholders of record of our common stock, including beneficial owners holding shares through nominee name.

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

None

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005 & 2004

For the years ended December 31, 2005 and 2004, the Company recorded revenues of $29,847 and $50,646 respectively. The decrease from 2004 to 2005 is due to declining revenues from IAI, our operating subsidiary, as a result of competitive pressures. Operational costs decreased from $18,068 in 2004 to $14,390 in 2005 because of a decrease in general business activity. As a result of the above factors, our gross profit decreased from $32,578 in 2004 to $15,457 in 2005.

Our sales and general and administrative expenses decreased from $326,658 in 2004 to $114,986 in 2005, primarily because of reductions in expenses which were instituted following a change in control of the company in July, 2004. As a result, our operating loss decreased from $294,080 in 2004, to $99,529 in 2005.

Because our continuing operation is being funded by loans from a major shareholder, our interest expense has been increasing, from $87,185 in 2004 to $113,004 in 2005. The shareholder has been allowing interest to accrue, foregoing current payment, because of the limited funds available to the company. In 2005, we wrote off the remaining value of our intangible copyright and trademark assets, in the amount of $50,000, reflecting the fact that we don't expect to realize any significant revenues from these assets. Primarily because of these factors, our net loss for 2005 was $253,067, compared to $392,237 in 2004.

LIQUIDITY/WORKING CAPITAL

At December 31, 2005, the company had total assets of $12,261, and a working capital deficit of $1,157,154 compared to $959,658 as of December 31, 2004. The increase in working capital deficit is the result of the losses we incurred in 2005, which were funded by loans from a major shareholder.

There can be no assurance that our financial condition will improve. We continue to evaluate our options for raising additional working capital, but in order to do so we must increase our base of business operations. Meanwhile, we are dependant upon funding from one of our major shareholders to meet expenses.

NET OPERATING LOSS CARRY-FORWARDS

We have net operating loss carry-forwards of approximately $8,600,000 which expire $578,000 $445,000, $589,200, $3,016,100 and $920,000 on December 31,
2018, 2017, 2016, 2015 and 2014, respectively. The Company has an approximately $2,900,000 deferred tax asset resulting from the loss carry-forwards, for which it has established a one hundred percent (100%) valuation allowance. The Company may not be able to utilize such carry-forwards as the Company has no history of profitable operations.

GOING CONCERN

We are the subject of a "going concern" audit opinion. Such qualification was issued because we have incurred continuing losses from operations. As of December 31, 2005, we had negative working capital of $1,157,154, which raises substantial doubt about our ability to continue as a going concern.

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

Item 7. Financial Statements

Financial statements and supplementary data are set forth on pages F-1 through F-8.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no disagreements with Accountants on Accounting and Financial Disclosure in 2005.

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

Name                       Age              Position Held with Registrant
-------------------        ---              -----------------------------
Valda Reinbergs            54               Director, Secretary
Randi Swatt                46               Director, acting Chief Executive
                                            Officer
Bruce E. Taylor            51               Director
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

Item 10. Executive Compensation

The following table sets forth all compensation paid or earned for services rendered to the Company in all capacities during the years ended December 31, 2005, 2004 and 2003, by our president (the "Named Officers"). No other executive officer received total annual salary, bonus and other compensation in excess of $100,000 in those periods.

                                                        ----------------------------------------------------
                                                                 ANNUAL COMPENSATION
------------------------------------------------------- ----------------------------------------------------
                                                                                           OTHER
                                                                                           ANNUAL COMPEN-
NAME AND PRINCIPAL POSITION                  YEAR       SAKART ($)        BONUS ($)        SATION ($)
-------------------------------------------- ---------- ----------------- ---------------- -----------------
Randi Swatt (acting CEO)(1)                  2005           0                0            10,425 (4)
                                             2004           0                0                0
                                             2003           0                0                0
-------------------------------------------- ---------- ----------------- ---------------- -----------------
Michael Posner (President)(2)                2005           0                0                0
                                             2004           0                0                0
                                             2003           0                0             9,000(5)
-------------------------------------------- ---------- ----------------- ---------------- -----------------
Bradford L. Tolley (Acting CEO)(3)           2005           0                0                0
                                             2004           0                0           100,000((6))
                                             2003           0                0           24,000((7))
-------------------------------------------- ---------- ----------------- ---------------- -----------------

------------
(1)  Randi Swatt was appointed acting CEO on August 13, 2004

(2) Michael Posner served as President until his resignation on September 1, 2004.

(3) Bradford L. Tolley was acting CEO from August 2002 until his resignation on August 4, 2004. Mr. Tolley also served as Vice President, Secretary and Treasurer.

(4) Represents 6,950,000 shares of restricted common stock, valued at $.0015 per share.

(5) Represents 3,000,000 shares of restricted common stock, valued at $.003 per share.

(6) Represents 20,000,000 shares of restricted common stock, valued at $.0035 per share, and 10,000,000 shares of unrestricted common stock valued at $.003 per share.

(7) Represents 8,000,000 shares of restricted common stock valued at $.003 per share.

Options Granted and Options Exercised During 2005

The Company did not grant any options during the fiscal year ended December 31, 2005. None of the Company's directors or executive officers own any options to purchase shares of the Company's common stock.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the number of shares of the Company's Common Stock that are beneficially owned by (i) each executive officer of the Company, (ii) each director of the Company and (iii) each shareholder of the Company who owns more than 5% of the Company's Common Stock as of December 31, 2005. An asterisk indicates beneficial ownership of less than 1% of the Company's outstanding stock. Except as otherwise indicated, each of the shareholders listed below has voting and investment power over the shares beneficial owned and the address of each beneficial owner is c/o the Company at 123 NW 13 Street, Suite 30408, Boca Raton, FL 33432. As of December 31, 2005, there were issued and outstanding 932,631,602 shares of the Company's common stock.

Name and Address of                 Shares                         Percent
Beneficial Owner                    Beneficially Owned             of Class
------------------------            -------------------            ---------
Ruth Deutsch(1)                      225,870,657                     24.2
123 NW 13 Street, Suite 30408
Boca Raton, FL 33432
Shareholder

Franklin Frank (1)                   225,870,657                     24.2
123 NW 13 Street, Suite 30408
Boca Raton, FL 33432
Shareholder

Universal Equity Holdings LLC        225,000,000                     24.1
4456 Bliss Road
Sarasota, FL 34233
Shareholder

Valda Reinbergs                        8,264,161(2)                   *
123 NW 13 Street, Suite 30408
Boca Raton, FL 33432
Director and Secretary

Randi Swatt                            9,990,370                      1.1
123 NW 13 Street, Suite 30408
Boca Raton, FL 33432
Director and acting CEO

Bruce E. Taylor                                0                      *
523 Michigan Ave
Lakeland, FL 33801
Director

Glenn Wistey                                   0(3)                   *
Address unknown

All Officers and Directors
as a group (4 persons)                18,254,531                      2.0

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

The following table sets forth information regarding the stock available for issuance under our Year 2002 Stock Award Plan as of the year ended December 31, 2005:

------------------------------- ---------------------------- ------------------------ --------------------------------
                                            (A) (B) (C)
------------------------------- ---------------------------- ------------------------ --------------------------------

                                NUMBER OF SECURITIES TO BE      WEIGHTED-AVERAGE
                                  ISSUED UPON EXERCISE OF       EXERCISE PRICE OF     NUMBER OF SECURITIES REMAINING
                                   OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,     AVAILABLE FOR FUTURE ISSUANCE
        PLAN CATEGORY               WARRANTS AND RIGHTS        WARRANTS AND RIGHTS
------------------------------- ---------------------------- ------------------------ --------------------------------
EQUITY COMPENSATION PLANS
APPROVED BY SECURITY HOLDERS                 0                         N/A                           0

------------------------------- ---------------------------- ------------------------ --------------------------------
EQUITY COMPENSATION PLANS NOT
APPROVED BY SECURITY HOLDERS                 0                         N/A                           0
------------------------------- ---------------------------- ------------------------ --------------------------------
TOTAL                                        0                         N/A                           0
------------------------------- ---------------------------- ------------------------ --------------------------------

Item 12. Certain Relationships and Related Party Transactions

Franklin Frank and/or entities controlled by him have lent us money from time to time in order to fund our operations. In addition, Mr. Frank and/or affiliates purchased two notes given by us to former officers for loans to us. The total amount we now owe to Mr. Frank and/or affiliates is $1,132,934 as of December 31, 2005.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibit Index

31.1     Rule 13a-14(a)/15d-14(a) Certification - acting Chief Executive Officer

31.2     Rule 13a-14(a)/15d-14(a) Certification - acting Chief Financial Officer

32       Section 1350 Certifications

(b) Reports on Form 8-K.

The Company filed no Reports on Form 8-K during the quarter ended December 31, 2005.

Item 14. Principal Accountant Fees and Services.

AUDIT FEES.

The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $24,000 in 2004 and $24,000 in 2005.

TAX FEES.

The aggregate fees billed to the Company for professional services rendered for completion of the Company's tax returns was $850 in 2004 and $925 in 2005.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SAFE TECHNOLOGIES INTERNATIONAL, INC.


                                 By: /s/ Randi Swatt
                                     ---------------------------
                                     Randi Swatt, acting Chief Executive Officer

Date: March 31, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   SIGNATURE                  TITLE                                   DATE
   ---------                  -----                                   ----
By: /s/ Randi Swatt           Director, acting Chief Executive    March 31, 2006
    ----------------------    Officer and acting Chief
    Randi Swatt               Financial Officer (principal
                              executive officer and principal
                              financial officer)

By: /s/Valda Reinbergs        Director                            March 31, 2006
    ---------------------
    Valda Reinbergs


By:                           Director                            March 31, 2006
    ---------------------
   Bruce E. Taylor

                          INDEX TO FINANCIAL STATEMENTS





Consolidated Balance Sheets                                         F-2

Consolidated Statements of Operations                               F-3

Consolidated Statements of Stockholders' Equity                     F-4

Consolidated Statements of Cash Flows                               F-5

Notes to Consolidated Financial Statements                        F-6 to 8

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2005 AND 2004

                                                                             2005           2004
                                                                         -----------    -----------

                                   ASSETS
CURRENT ASSETS
   Cash                                                                  $     4,294    $    15,158
   Accounts receivable, net of allowance for doubtful accounts of
        $18,909 and  $17,159 at Dec. 31, 2005 and 2004,  respectively          4,744          1,438
                                                                         -----------    -----------

            Total current assets                                               9,038         16,596
                                                                         -----------    -----------

PROPERTY AND EQUIPMENT
    Furniture, fixtures and equipment                                          6,801         22,677

        Less: Accumulated depreciation                                        (6,801)       (17,242)
                                                                         -----------    -----------

            Total property and equipment                                           0          5,435
                                                                         -----------    -----------

OTHER ASSETS
    Deposits                                                                   1,278          2,889
    Other assets, net                                                          1,945         51,945
                                                                         -----------    -----------

            Total other assets                                                 3,223         54,834
                                                                         -----------    -----------

Total Assets                                                             $    12,261    $    76,865
                                                                         ===========    ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
    Accounts payable                                                     $    24,385    $    22,239
    Accrued expenses                                                           6,070        112,255
    Notes and loans payable                                                1,132,934        838,739
    Deferred revenue                                                           2,803          3,021
                                                                         -----------    -----------

            Total current liabilities                                      1,166,192        976,254
                                                                         -----------    -----------

Total Liabilities                                                          1,166,192        976,254
                                                                         -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, $0.00001 par value, 999,999,000 shares authorized;
    932,631,602 and 927,381,602 shares issued and outstanding at               9,326          9,274
    December  31, 2005 and December 31, 2004, respectively
    Additional paid-in capital                                             7,441,803      7,443,330
    Subscriptions received                                                    12,000         12,000
    Retained earnings (deficit)                                           (8,617,060)    (8,363,993)
                                                                         -----------    -----------

            Total stockholders' equity (deficit)                          (1,153,931)      (899,389)
                                                                         -----------    -----------

Total Liabilities and Stockholders' Equity (Deficit)                     $    12,261    $    76,865
                                                                         ===========    ===========



     The accompanying notes are an integral part of the financial statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                            2005             2004
                                                       -------------    -------------
REVENUES

    Sales, net of customer returns                     $      29,847    $      50,646
                                                       -------------    -------------

          Net sales                                           29,847           50,646
                                                       -------------    -------------

COST OF OPERATIONS

    Cost of operations                                        14,390           18,068
                                                       -------------    -------------

          Total cost of operations                            14,390           18,068
                                                       -------------    -------------

Gross Profit                                                  15,457           32,578
                                                       -------------    -------------

OPERATING EXPENSES

    Selling, general and administrative expenses             114,986          326,658

                                                       -------------    -------------

          Total operating expenses                           114,986          326,658
                                                       -------------    -------------

Operating income (loss)                                      (99,529)        (294,080)
                                                       -------------    -------------

OTHER INCOME (EXPENSE)
    Interest expense                                        (113,004)         (87,185)
    Loss on Asset Retirement                                  (2,434)         (10,972)
    Trademark and copyright impairment                       (50,000)               0
    Return of common stock previously expensed                11,900                0
                                                       -------------    -------------

          Total other income (expense)                      (153,538)         (98,157)
                                                       -------------    -------------

Loss before provision for income taxes                      (253,067)        (392,237)
Income taxes                                                     -0-              -0-
                                                       -------------    -------------

Net income (loss)                                      $    (253,067)   $    (392,237)
                                                       =============    =============

Net income (loss) per common share, basic              $        0.00    $        0.00
                                                       =============    =============

Weighted average number of common shares outstanding     930,131,053      916,634,349
                                                       =============    =============





     The accompanying notes are an integral part of the financial statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                      NUMBER                       ADDITIONAL
                                       OF            COMMON         PAID-IN          SUBS.       ACCUMULATED
                                     SHARES          STOCK          CAPITAL        RECEIVED        DEFICIT
                                 ------------    ------------    ------------    ------------   ------------
BALANCE, December 31, 2003        888,506,602    $      8,885       7,255,618    $     12,000     (7,971,756)

Restricted shares issued for               --              --              --               0              0
compensation                       20,000,000             200          69,800               0              0
Stock based compensation           18,875,000             189         117,912               0              0
Net loss                                   --              --              --              --       (392,237)
                                 ------------    ------------    ------------    ------------   ------------

BALANCE, December 31, 2004        927,381,602           9,274       7,443,330          12,000     (8,363,993)

Return of stock based expenses     (1,700,000)            (17)        (11,883)             --             --

Stock base compensation             6,950,000              69          10,356              --             --
Net loss                                   --              --              --              --       (253,067)
                                 ------------    ------------    ------------    ------------   ------------

BALANCE, December  31, 2005       932,631,602           9,326       7,441,803          12,000     (8,617,060)
                                 ============    ============    ============    ============   ============
















     The accompanying notes are an integral part of the financial statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                           2005        2004
                                                                        ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                       $(253,067)   $(392,237)
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                           3,000        2,996
    Bad debt expense                                                        8,263        6,894
    Trademark and copyright impairment                                     50,000            0
    Loss on asset retirement                                                2,433       10,972
    Expenses paid by common stock                                             -0-      118,101
    Stock based compensation & expenses-net                                (1,475)      70,000

Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                             (5,056)      (2,754)
    (Increase) decrease in other assets                                    (1,611)           0
    Increase (decrease) in accounts payable and accrued expenses          (20,142)    (112,008)
    Increase (decrease) in  accrued interest                              113,009       87,185
    Increase (decrease) in deferred revenue                                  (218)         (49)
                                                                        ---------    ---------

Net cash provided (used) by operating activities                         (104,864)    (210,900)
                                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
                                                                                0            0
                                                                        ---------    ---------

Net cash provided (used) by investing activities                                0            0
                                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increases in shareholders loans                                        94,000      217,345

                                                                        ---------    ---------

Net cash provided (used) by financing activities                           94,000      217,345
                                                                        ---------    ---------

Net increase (decrease) in cash                                           (10,864)       6,445

CASH and equivalents, beginning of period                                  15,158        8,713
                                                                        ---------    ---------

CASH and equivalents, end of period                                     $   4,294    $  15,158
                                                                        =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Payment of taxes  in cash                                               $       0    $       0
                                                                        =========    =========
Expenses paid with common stock                                         $  10,425    $ 188,101
                                                                        =========    =========
Payment of interest in cash                                             $       0    $       0
                                                                        =========    =========

     The accompanying notes are an integral part of the financial statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      THE COMPANY The Company was incorporated under the laws of the State of Delaware on May 21, 1987 as Safe Aid Products, Inc. On February 9, 1998, the Company changed its name to Safe Technologies International, Inc. Safe Technologies International, Inc. ("Safe Tech") specializes in Internet services and products.

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

         G) FIXED ASSETS Fixed assets are recorded at cost. Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets of generally five or ten years. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation expense was $2,996 for the year ended December 31, 2004 and $3,000 for year ended December 31, 2005.

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


(2) INCOME TAXES Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry- forwards for income tax purposes of approximately $8,600,000 with the latest expiring $ 578,000 $445,000, $589,200, $3,016,100 and
         $920,000 at December 31, 2018, 2017, 2016, 2015 and 2014, respectively.
         The amount recorded as deferred tax asset as of December 31, 2005 is approximately $2,900,000, which represents the amount of tax benefit of the loss carry-forward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

         The differences between Federal income tax rates and the effective income tax rates are:

                                             December 31,       December 31,
                                                2005               2004
                                               ------              ------
          Statutory federal income tax rate        34%                 34%
          Valuation allowance                     (34)                (34)
                                               ------              ------
          Effective tax rate                       --                  --

(3) STOCKHOLDERS' EQUITY The Company has authorized 999,999,000 shares of $.00001 par value common stock, with 927,381,602 shares issued and outstanding. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance.

         In 2004, the company issued 20,000,000 shares of restricted stock, valued at $ 70,000 for officers compensation and 18,875,000 of stock for services valued at 118,101.

         In May 2005, the company issued 6,950,000 shares of common stock valued at $10,450 for officers compensation that had been accrued .

         In December 2005, 1,700,000 shares valued at $ 11,900 that were issued for the 2004 rescinded acquisition were returned.

(4) COMMITMENTS AND CONTINGENCIES The total rent for the years ending December 31, 2005 and 2004 was $ 15,933 and $16,850 respectively. The company rents office space in Boca Raton, Florida for an annual term of one year ending October 31, 2006. Future lease expenses are approximately $5,112 in 2006.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5) SHORT-TERM DEBT At December 31, 2005 and December 31, 2004, short-term debt consisted of the following:

                                                                  December 31,       December 31,
                                                                    2005                 2004
                                                              ----------------    ------------------
12 % Notes and loans payable to a shareholder, and
related affiliates , unsecured, due on demand.  Upon any
default, the note becomes due immediately at an interest             1,132,934               838,739
rate of 18% per annum.


                                                              ----------------    ------------------

Total short-term debt                                         $      1,132,934    $          838,739
                                                              ================    ==================

(6) GOING CONCERN The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $ 253,000 for the year ended December 31,and the total cumulative loss of approximately $8,600 ,000. The ability of the Company to continue as a going concern is dependent upon developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently pursuing acquisitions of viable business's in conjunction with seeking additional capital to fund its planned operations.

(7) ACQUISITIONS RESCINDED

         In January 2004, the Company consummated an agreement for 60% equity positions in Time Bytes Limited (a U.K. company) and affiliates Time Bytes International Inc. (a Delaware company ) and Sports Profile Ltd. (a U.K. company) The acquisition was executed pursuant to a stock purchase agreement dated December 30, 2003 between the Company and the major shareholder of Time Bytes Limited. This acquisition was subsequently rescinded. The company had issued 5,700,000 shares of common stock, valued at $ 39,900 for related services.

(8) TRADEMARK AND COPYRIGHT  IMPAIRMENT
         In recognition of the lack of projected material revenue from use of its trademark and copyright, the company wrote off the remaining value, incurring a $50,000 charge..

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(9) RECENT ACCOUNTING PRONOUNCEMENTS SAFE TECHNOLOGIES INTERNATIONAL, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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