Form 10KSB/A
period 2005-12-31
SAFE TECHNOLOGIES INTERNATIONAL INC
filed 2006-04-19
CIK 829117

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 _______________

                                   FORM 10-KSB/A
                                 _______________


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

By: /s/Valda Reinbergs        Director                            March 31, 2006
    ---------------------
    Valda Reinbergs


By:                           Director                            March 31, 2006
    ---------------------
   Bruce E. Taylor

                          INDEX TO FINANCIAL STATEMENTS




REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM             F-2

Consolidated Balance Sheets                                         F-3

Consolidated Statements of Operations                               F-4

Consolidated Statements of Stockholders' Equity                     F-5

Consolidated Statements of Cash Flows                               F-6

Notes to Consolidated Financial Statements                       F-7 to 10

                              BAUM & COMPANY, P.A.
                          1515 UNIVERSITY DR. SUITE 226
                             CORAL SPRINGS FL 33071


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Safe Technologies International Inc.

We have audited the accompanying consolidated balance sheets of Safe Technologies International Inc. as of December 31, 2005 and 2004, and the related statements of operations, stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Safe Technologies International Inc. as of December 31, 2005 and 2004 and the consolidated results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements the Company has experience a loss in 2005 and 2004. The Company's financial position and operating results raise substantial doubts about its ability to continue a a going concern.. Management's plans concerning these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Baum & Company PA
Coral Springs, Florida
March 29, 2006

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