Form 10QSB
period 2006-03-31
SAFE TECHNOLOGIES INTERNATIONAL INC
filed 2006-05-15
CIK 829117

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 _______________

                                   FORM 10-QSB
                                 _______________

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006
                                                 --------------

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


                   -------------------------------------------
                   (Former address, changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 932,631,602 shares of common stock as of May 11, 2006

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

================================================================================

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS:

         CONSOLIDATED BALANCE SHEETS                                           3

         CONSOLIDATED STATEMENTS OF OPERATIONS                                 4

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY            5

         CONSOLIDATED STATEMENTS OF CASH FLOWS                                 6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                                10

ITEM 3.  CONTROLS AND PROCEDURES                                              12


                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS                                                             13

SIGNATURES                                                                    14

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                       MARCH 30, 2006 AND DECEMBER 31,2005


                                                                           2006          2005
                                                                       -----------    -----------
                                                                        Unaudited       Audited
                                   ASSETS
CURRENT ASSETS
   Cash                                                                $    11,472    $     4,294
   Accounts receivable, net of allowance for doubtful accounts of
        $21,569 and $18,909 respectively                                     1,875          4,744
                                                                       -----------    -----------

            Total current assets                                            13,347          9,038
                                                                       -----------    -----------

PROPERTY AND EQUIPMENT
    Furniture, fixtures and equipment                                        6,801          6,801

        Less: Accumulated depreciation                                      (6,801)        (6,801)
                                                                       -----------    -----------
            Total property and equipment                                         0              0
                                                                       -----------    -----------

OTHER ASSETS
    Deposits                                                                 1,278          1,278
    Other assets, net                                                        1,945          1,945
                                                                       -----------    -----------
            Total other assets                                               3,223          3,223
                                                                       -----------    -----------

Total Assets                                                           $    16,570    $    12,261
                                                                       ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
    Accounts payable                                                   $     8,097    $    24,385
    Accrued expenses                                                        40,852          6,070
    Notes and loans payable                                              1,172,934      1,132,934
    Deferred revenue                                                         2,300          2,803
                                                                       -----------    -----------
            Total current liabilities                                    1,224,183      1,166,192
                                                                       -----------    -----------
Total Liabilities                                                        1,224,183      1,166,192
                                                                       -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, $0.00001 par value, 999,999,000 shares authorized;
     932,631,602 shares issued and outstanding at                            9,326          9,326
    March 31,  2006 and December 31, 2005, respectively
    Additional paid-in capital                                           7,441,803      7,441,803
    Subscriptions received                                                  12,000         12,000
    Retained earnings (deficit)                                         (8,670,742)    (8,617,060)
                                                                       -----------    -----------
            Total stockholders' equity (deficit)                        (1,207,613)    (1,153,931)
                                                                       -----------    -----------
Total Liabilities and Stockholders' Equity (Deficit)                   $    16,570    $    12,261
                                                                       ===========    ===========


     The accompanying notes are an integral part of the financial statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

                                                            2006             2005
                                                       -------------    -------------
REVENUES

    Sales, net of customer returns                     $       6,553    $       9,500
                                                       -------------    -------------
          Net sales                                            6,553            9,500
                                                       -------------    -------------

COST OF OPERATIONS

    Cost of operations                                         3,300            4,490
                                                       -------------    -------------
          Total cost of operations                             3,300            4,490
                                                       -------------    -------------
Gross Profit                                                   3,253            5,010
                                                       -------------    -------------

OPERATING EXPENSES

    General and administrative expenses                       22,153           50,112
                                                       -------------    -------------

          Total operating expenses                            22,153           50,112
                                                       -------------    -------------
Operating income (loss)                                      (18,900)         (45,102)
                                                       -------------    -------------

OTHER INCOME (EXPENSE)
    Interest expense                                         (34,782)         (25,537)
                                                       -------------    -------------

          Total other income (expense)                       (34,782)         (25,537)
                                                       -------------    -------------
Loss before provision for income taxes                       (53,682)         (70,639)
Income taxes                                                     -0-              -0-
                                                       -------------    -------------

Net income (loss)                                      $     (53,682)   $     (70,639)
                                                       =============    =============
Net income (loss) per common share, basic              $        0.00    $        0.00
                                                       =============    =============
Weighted average number of common shares outstanding     932,631,602      927,381,602
                                                       =============    =============



     The accompanying notes are an integral part of the financial statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)


                                    Number                         Additional
                                      of            Common          Paid-In          Subs.       Accumulated
                                    Shares          Stock           Capital        Received        Deficit
                                 ------------    ------------    ------------    ------------   ------------
BALANCE, December 31, 2004        927,381,602           9,274       7,443,330    $     12,000     (8,363,993)


Return of stock based expenses     (1,700,000)            (17)        (11,883)             --             --
Stock based compensation            6,950,000              69          10,356              --             --
Net loss                                   --              --              --              --       (253,067)
                                 ------------    ------------    ------------    ------------   ------------
BALANCE, December 31, 2005        932,631,602           9,326       7,441,803          12,000     (8,617,060)


Net loss                                   --              --              --              --        (53,682)
                                 ------------    ------------    ------------    ------------   ------------
BALANCE, March 31, 2006           932,631,602           9,326       7,441,803          12,000     (8,670,742)
                                 ============    ============    ============    ============   ============


















     The accompanying notes are an integral part of the financial statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

                                                                     2006        2005
                                                                   --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                  $(53,682)   $(70,639)
Adjustments to reconcile net income to net cash
provided by operating activities:
    Depreciation and amortization                                       750
    Bad debt expense                                                  2,660         600

Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                          209      (2,375)
    Increase (decrease) in accounts payable and accrued expenses     18,494      44,033
    Increase (decrease) in deferred revenue                            (503)       (521)
                                                                   --------    --------

Net cash provided (used) by operating activities                    (32,822)    (28,152)
                                                                   --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
                                                                          0           0
                                                                   --------    --------
Net cash provided (used) by investing activities                          0           0
                                                                   --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increases in shareholders loans                                  40,000      25,000
                                                                   --------    --------
Net cash provided (used) by financing activities                     40,000      25,000
                                                                   --------    --------
Net increase (decrease) in cash                                       7,178      (3,152)

CASH and equivalents, beginning of period                             4,294      15,158
                                                                   --------    --------
CASH and equivalents, end of period                                $ 11,472    $ 12,006
                                                                   ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Payment of taxes  in cash                                          $      0    $      0
                                                                   ========    ========
Payment of interest in cash                                        $      0    $      0
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

         g) Fixed assets Fixed assets are recorded at cost. Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets of generally five or ten years. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation expense was $2,996 for the year ended December 31, 2005 and $0 for the three months ended March 31,2006

         h) Intangible assets The Company continually evaluates the carrying value of goodwill and other intangible assets to determine whether there are any impairment losses. If indicators of impairment are present in intangible assets used in operations and future cash flows are not expected to be sufficient to recover the assets' carrying amount, an impairment loss would be charged to expense in the period identified.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Summary of Significant Accounting Policies (Continued)

         i) Advertising Advertising costs, which are included in selling, general and administrative expenses, are expensed as costs are incurred.

         j) Deferred revenue Deferred income arises in the normal course of business from the billing for web contracts.


(2) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry- forwards for income tax purposes of approximately $8,471,000 with the latest expiring $ 578,000 $445,000, $589,200, $3,016,100 and
         $920,000 at December 31, 2018, 2017, 2016, 2015 and 2014, respectively.
         The amount recorded as deferred tax asset as of December 31,, 2005 is approximately $2,800,000, which represents the amount of tax benefit of the loss carry-forward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

         The differences between Federal income tax rates and the effective income tax rates are:

                                                December 31,      December 31,
                                                    2006              2005
                                                ------------      ------------
         Statutory federal income tax rate               34%              34%
         Valuation allowance                            (34)             (34)
         Effective tax rate                     -----------       -----------
                                                         --               --

(3) Stockholders' Equity The Company has authorized 999,999,000 shares of $.00001 par value common stock, with 932,631,602 shares issued and outstanding. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance.

         In May 2005, the company issued 6,950,000 shares of common stock valued at $10,450 for officers compensation that had been accrued .

         During 2005 1,700,000 shares were returned for an acquisitions that was rescinded in 2004.


(4) Commitments and Contingencies The Company rents office space in Boca Raton, Florida under a lease that commenced October 1, 2005and expires September 30, 2006.. The total rent for 2005 was $16,850 and $1,278 for the three months ended March 31, 2006. Future lease expenses are approximately $3,408 in 2006.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5) Short-Term Debt At March 31, 2006 and December 31, 2005, short-term debt consisted of the following:


                                                   March 31,      December 31,
                                                     2006             2005
                                                 ------------     ------------
12 % Notes and loans payable to a
shareholder, and related affiliates ,
unsecured, due on demand.  Upon any
default, the note becomes due immediately
at an interest rate of 18% per annum.               1,172,934        1,132,934
                                                 ------------     ------------

Total short-term debt                            $  1,172,934     $  1,132,934
                                                 ============     ============

(6) Going Concern The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $53,682 for the three months ended March 31, 2006 and $253,067 for the year ended December 31, 2005 and the total cumulative loss of approximately $8,670,000. The ability of the Company to continue as a going concern is dependent upon developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to fund its planned operations.

 (7) Recent Accounting Pronouncements
         In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Our business activities currently consist of the operations of Internet Associates International, Inc., (IAI) our sole active wholly owned subsidiary. IAI is a website hosting company.

We continue to be receptive to possible acquisition candidates, but have not yet been presented with an opportunity worthy of presenting for Board of Director and/or shareholder approval.

COMPARISON OF THE PERIODS ENDED MARCH 31, 2006 AND MARCH 31, 2005

Revenues were $6,533 and $9,500, respectively, for the three months ended March 31, 2006 and 2005. The decrease in revenues is primarily a result of increased competition for the services offered by IAI, our sole active subsidiary.

Cost of Sales were $3,300 and $4,490, respectively, for the three months ended March 31, 2006 and 2005. The decrease in costs reflects our decrease in revenues.

General and administrative expenses were $22,153 and $50,112, respectively, for the three months ended March 31, 2006 and 2005. The decrease reflects reductions in management, rent and general expenses as a result of a lack of business activity.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, we had a $1,210,836 working capital deficit, compared to a $1,029,547 working capital deficit as of March 31, 2005. The increase of $181,289 is primarily due to our operating at a loss while we await a suitable acquisition transaction. We will continue to have limited revenues, and are essentially dependant on our primary shareholders to fund operating shortfalls. There can be no assurance that our cash flow will increase in the near future, or that revenues generated from our existing subsidiary operations will be sufficient to allow us to pursue new profitable ventures.

Risk Factors.

OUR OPERATING SUBSIDIARY, IAI, IS ENGAGED IN PROVIDING SUPPORT TO THOSE INVOLVED IN COMMERCE ON THE INTERNET PLATFORM. The viability of IAI's customers is dependent upon their success in e-commerce. Customers unable to compete in e-commerce may fail, and as a result, we would lose a customer.

WE EXPECT TO CONTINUE TO INCUR NET LOSSES AND NEGATIVE CASH FLOWS FOR THE FORESEEABLE FUTURE, AND THERE CAN BE NO ASSURANCE THAT WE WILL EVER ACHIEVE PROFITABILITY OR GENERATE POSITIVE CASH FLOWS. We will continue to incur operating losses unless and until an acquisition transaction occurs. We may need to raise additional funds through the issuance of equity, equity-related or debt securities in order to complete a transaction.

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


                                        Safe Technologies International, Inc.
                                        (Registrant)



Date: May 12, 2006                      By: /s/ Randi Swatt
    --------------                          ------------------
                                            Randi Swatt, Chief Executive Officer