Form 10QSB
period 2006-06-30
SAFE TECHNOLOGIES INTERNATIONAL INC
filed 2006-08-16
CIK 829117

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-QSB

                               ------------------

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006
                                                 --------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 932,631,602 shares of common stock as of August 1, 2006

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

================================================================================

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                                                                           PAGE
                                                                           ----
Consolidated Financial Statements:

         Consolidated Balance Sheets                                         2

         Consolidated Statements of Operations                               3

         Consolidated Statements of Changes in Stockholders' Equity          5

         Consolidated Statements of Cash Flows                               6

         Notes to Consolidated Financial Statements                          7

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2006 AND DECEMBER 31,2005

                                                                             2006             2005
                                                                         -----------      -----------
                                                                          Unaudited         Audited
                                   ASSETS
CURRENT ASSETS
   Cash                                                                  $     1,679      $     4,294
   Accounts receivable, net of allowance for doubtful accounts of
        $23,300 and $18,909 respectively                                       3,296            4,744
                                                                         -----------      -----------
            Total current assets                                               4,975            9,038
                                                                         -----------      -----------
PROPERTY AND EQUIPMENT
    Furniture, fixtures and equipment                                          6,801            6,801
        Less: Accumulated depreciation                                        (6,801)          (6,801)
                                                                         -----------      -----------
            Total property and equipment                                           0                0
                                                                         -----------      -----------

OTHER ASSETS
    Deposits                                                                   9,278            1,278
    Other assets, net                                                          1,945            1,945
                                                                         -----------      -----------
            Total other assets                                                11,223            3,223
                                                                         -----------      -----------
Total Assets                                                             $    16,198      $    12,261
                                                                         ===========      ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
    Accounts payable                                                     $    13,635      $    24,385
    Accrued expenses                                                          76,279            6,070
    Notes and loans payable                                                1,192,934        1,132,934
    Deferred revenue                                                           1,700            2,803
                                                                         -----------      -----------

            Total current liabilities                                      1,284,548        1,166,192
                                                                         -----------      -----------
Total Liabilities                                                          1,284,548        1,166,192
                                                                         -----------      -----------

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, $0.00001 par value, 999,999,000 shares authorized;
     932,631,602 shares issued and outstanding at
     June 30, 2006 and December 31, 2005, respectively                         9,326            9,326
    Additional paid-in capital                                             7,441,803        7,441,803
    Subscriptions received                                                    12,000           12,000
    Retained earnings (deficit)                                           (8,731,479)      (8,617,060)
                                                                         -----------      -----------
            Total stockholders' equity (deficit)                          (1,268,350)      (1,153,931)
                                                                         -----------      -----------
Total Liabilities and Stockholders' Equity (Deficit)                     $    16,198      $    12,261
                                                                         ===========      ===========


     The accompanying notes are an integral part of the financial statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

                                                              2006               2005
                                                         -------------      -------------
REVENUES

    Sales, net of customer returns                       $      12,189      $      17,735
                                                         -------------      -------------
          Net sales                                             12,189             17,735
                                                         -------------      -------------

COST OF OPERATIONS
    Cost of operations                                           6,600              7,790
                                                         -------------      -------------
          Total cost of operations                               6,600              7,790
                                                         -------------      -------------
Gross Profit                                                     5,589              9,945
                                                         -------------      -------------

OPERATING EXPENSES
    General and administrative expenses                         49,799             65,144
                                                         -------------      -------------
          Total operating expenses                              49,799             65,144
                                                         -------------      -------------
Operating income (loss)                                        (44,210)           (55,199)
                                                         -------------      -------------

OTHER INCOME (EXPENSE)
    Interest expense                                           (70,209)           (51,872)
                                                         -------------      -------------
          Total other income (expense)                         (70,209)           (51,872)
                                                         -------------      -------------

Loss before provision for income taxes                        (114,419)          (107,071)
Income taxes                                                       -0-                -0-
                                                         -------------      -------------
Net income (loss)                                        $    (114,419)     $    (107,071)
                                                         =============      =============
Net income (loss) per common share, basic                $        0.00      $        0.00
                                                         =============      =============
Weighted average number of common shares outstanding       932,631,602        928,126,245
                                                         =============      =============



     The accompanying notes are an integral part of the financial statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

                                                              2006               2005
                                                         -------------      -------------
REVENUES
    Sales, net of customer returns                       $       5,636      $       8,235
                                                         -------------      -------------
          Net sales                                              5,636              8,235
                                                         -------------      -------------

COST OF OPERATIONS
    Cost of operations                                           3,300              3,300
                                                         -------------      -------------
          Total cost of operations                               3,300              3,300
                                                         -------------      -------------
Gross Profit                                                     2,336              4,935
                                                         -------------      -------------

OPERATING EXPENSES
    General and administrative expenses                         27,646             15,032
                                                         -------------      -------------
          Total operating expenses                              27,646             15,032
                                                         -------------      -------------

Operating income (loss)                                        (25,310)           (10,097)
                                                         -------------      -------------

OTHER INCOME (EXPENSE)
    Interest expense                                           (35,427)           (26,335)
                                                         -------------      -------------
          Total other income (expense)                         (35,427)           (26,335)
                                                         -------------      -------------
Loss before provision for income taxes                         (60,737)           (36,432)
Income taxes                                                       -0-                -0-
                                                         -------------      -------------
Net income (loss)                                        $     (60,737)     $     (36,432)
                                                         =============      =============
Net income (loss) per common share, basic                $        0.00      $        0.00
                                                         =============      =============
Weighted average number of common shares outstanding       932,631.602        929,466,602
                                                         =============      =============


     The accompanying notes are an integral part of the financial statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                      NUMBER                            ADDITIONAL
                                        OF              COMMON           PAID-IN             SUBS.         ACCUMULATED
                                      SHARES            STOCK            CAPITAL           RECEIVED          DEFICIT
                                   ------------      ------------      ------------      ------------     ------------
BALANCE, December 31, 2004          927,381,602             9,274           7443330      $     12,000       (8,363,993)


Return of stock based expenses       (1,700,000)              (17)          (11,883)               --               --
Stock based compensation              6,950,000                69            10,356                --               --
Net loss                                     --                --                --                --         (253,067)
                                   ------------      ------------      ------------      ------------     ------------

BALANCE, December 31, 2005          932,631,602             9,326         7,441,803            12,000       (8,617,060)


Net loss                                     --                --                --                --         (114,419)
                                   ------------      ------------      ------------      ------------     ------------
BALANCE, June 30, 2006              932,631,602             9,326         7,441,803            12,000       (8,731,479)
                                   ============      ============      ============      ============     ============















     The accompanying notes are an integral part of the financial statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2006 AND 2005

                                                                             2006           2005
                                                                          ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                         $(114,419)     $(107,071)
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                --          1,500
    Bad debt expense                                                          4,600          1,608
    Stock base compensation                                                      --         10,425
Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                               (3,152)        (1,775)
    Increase (decrease) in accounts payable and accrued expenses             59,459         30,767
    Increase (decrease) in deferred revenue                                  (1,103)          (826)
    (Increase) decrease in other assets                                          --         (8,000)
                                                                          ---------      ---------

Net cash provided (used) by operating activities                            (62,615)       (65,372)
                                                                          ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
                                                                                  0              0
                                                                          ---------      ---------

Net cash provided (used) by investing activities                                  0              0
                                                                          ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increases in shareholders loans                                          60,000         67,000

                                                                          ---------      ---------

Net cash provided (used) by financing activities                             60,000         67,000
                                                                          ---------      ---------

Net increase (decrease) in cash                                              (2,615)         1,628

CASH and equivalents, beginning of period                                     4,294         15,158
                                                                          ---------      ---------

CASH and equivalents, end of period                                       $   1,679      $  16,786
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

         G) FIXED ASSETS Fixed assets are recorded at cost. Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets of generally five or ten years. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation expense was $2,996 for the year ended December 31, 2005 and $0 for the six months ended June 30, 2006.

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

         The differences between Federal income tax rates and the effective income tax rates are:

                                                 December 31,      December 31,
                                                     2006             2005
          Statutory federal income tax rate           34%              34%
          Valuation allowance                        (34)             (34)
          Effective tax rate                          --               --


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


(4) COMMITMENTS AND CONTINGENCIES The Company rents office space in Boca Raton, Florida under a lease that commenced October 1, 2005and expires September 30, 2006.. The total rent for 2005 was $16,850 and $2,130 for the six months ended June 30, 2006. Future lease expenses are approximately $3,408 in 2006.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5) SHORT-TERM DEBT At June 30, 2006 and December 31, 2005, short-term debt consisted of the following:


                                                        June 30,    December 31,
                                                         2006           2005
                                                     ------------   -----------
12 % Notes and loans payable to a shareholder,
and related affiliates , unsecured, due on demand.
Upon any default, the note becomes due immediately
at an interest rate of 18% per annum.                   1,192,934     1,132,934
                                                     ------------   -----------
Total short-term debt                                $  1,192,934   $ 1,132,934
                                                     ============   ===========

(6) GOING CONCERN The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $114,419 for the six months ended June 30, 2006 and $253,0667 for the year ended December 31, 2005 and the total cumulative loss of approximately $8,731,00. The ability of the Company to continue as a going concern is dependent upon developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to fund its planned operations.

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

We are not actively searching out business opportunities at this time, because Universal Equity Holdings LLC, which purchased approximately 24% of our outstanding stock in 2004, has been unable to transfer of record the shares that it purchased. Since this could have a material effect on any shareholder vote which may be required in connection with a business opportunity, we are working with Universal Equity Holdings to rectify this situation before resuming an active search for business opportunities.

COMPARISON OF THE PERIODS ENDED JUNE 30, 2006 AND JUNE 30, 2005

Revenues were $12,189 and $17,735, respectively, for the six months ended June 30, 2006 and 2005. The decrease in revenues is primarily a result of increased competition for the services offered by IAI, our sole active subsidiary.

Cost of Sales were $6,600 and $7,790, respectively, for the six months ended June 30, 2006 and 2005. The decrease in costs reflects our decrease in revenues.

General and administrative expenses were $49,799 and $65,144, respectively, for the six months ended June 30, 2006 and 2005. The decrease reflects reductions in management, rent and general expenses as a result of a lack of business activity.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, we had a $1,279,573 working capital deficit, compared to a $1,054,802 working capital deficit as of June 30, 2005. The increase of $224,771 is primarily due to our operating at a loss while we await a suitable acquisition transaction. We will continue to have limited revenues, and are essentially dependant on our primary shareholders to fund operating shortfalls. There can be no assurance that our cash flow will increase in the near future, or that revenues generated from our existing subsidiary operations will be sufficient to allow us to pursue new profitable ventures.

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

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS.

         31.1  Certification of principal executive officer

         31.2  Certification of principal financial officer

         32    Section 1350 Certification

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Safe Technologies International, Inc.
                                        (Registrant)



Date: August15, 2006                      By: /s/ Randi Swatt
    --------------                          ------------------
                                            Randi Swatt, Chief Executive Officer