Form 10QSB
period 2006-09-30
SAFE TECHNOLOGIES INTERNATIONAL INC
filed 2006-11-14
CIK 829117

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                   FORM 10-QSB

                                ----------------
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2006
                                                 --------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 932,631,602 shares of common stock as of November 1, 2006

Transitional Small Business Disclosure Format (Check one):      Yes [ ]   No [X]

================================================================================

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Financial Statements:

         Consolidated Balance Sheets                                       2

         Consolidated Statements of Operations                             3

         Consolidated Statements of Changes in Stockholders' Equity        5

         Consolidated Statements of Cash Flows                             6

         Notes to Consolidated Financial Statements                        7

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                     SEPTEMBER 30, 2006 AND DECEMBER 31,2005


                                                                            2006            2005
                                                                        -----------     -----------
                                                                         Unaudited        Audited
                                   ASSETS
CURRENT ASSETS
   Cash                                                                 $     6,451     $     4,294
   Accounts receivable, net of allowance for doubtful accounts of
        $22,340 and $18,909 respectively                                      3,012           4,744
                                                                        -----------     -----------

            Total current assets                                              9,463           9,038
                                                                        -----------     -----------

PROPERTY AND EQUIPMENT
    Furniture, fixtures and equipment                                         6,801           6,801

        Less: Accumulated depreciation                                       (6,801)         (6,801)
                                                                        -----------     -----------
            Total property and equipment                                          0               0
                                                                        -----------     -----------

OTHER ASSETS
    Deposits                                                                    852           1,278
    Other assets, net                                                         1,945           1,945
                                                                        -----------     -----------
            Total other assets                                                2,797           3,223
                                                                        -----------     -----------
Total Assets                                                            $    12,260     $    12,261
                                                                        ===========     ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
    Accounts payable                                                    $     8,399     $    24,385
    Accrued expenses                                                        113,253           6,070
    Notes and loans payable - related parties                             1,222,934       1,132,934
    Deferred revenue                                                          1,400           2,803
                                                                        -----------     -----------
            Total current liabilities                                     1,345,986       1,166,192
                                                                        -----------     -----------
Total Liabilities                                                         1,345,986       1,166,192
                                                                        -----------     -----------
STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, $0.00001 par value, 999,999,000 shares authorized;
     932,631,602 shares issued and outstanding at                             9,326           9,326
     September 30, 2006 and December 31, 2005, respectively
    Additional paid-in capital                                            7,441,803       7,441,803
    Subscriptions received                                                   12,000          12,000
    Retained earnings (deficit)                                          (8,796,855)     (8,617,060)
                                                                        -----------     -----------
            Total stockholders' equity (deficit)                         (1,333,726)     (1,153,931)
                                                                        -----------     -----------

Total Liabilities and Stockholders' Equity (Deficit)                    $    12,260     $    12,261
                                                                        ===========     ===========


     The accompanying notes are an integral part of the financial statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)

                                                             2006              2005
                                                        -------------     -------------
REVENUES

    Sales, net of customer returns                      $      22,209     $      24,914
                                                        -------------     -------------
          Net sales                                            22,209            24,914
                                                        -------------     -------------
COST OF OPERATIONS

    Cost of operations                                         19,675            11,090
                                                        -------------     -------------
          Total cost of operations                             19,675            11,090
                                                        -------------     -------------
Gross Profit                                                    2,534            13,824
                                                        -------------     -------------
OPERATING EXPENSES

    General and administrative expenses                        75,145            92,550
                                                        -------------     -------------
          Total operating expenses                             75,145            92,550
                                                        -------------     -------------
Operating income (loss)                                       (72,611)          (78,726)
                                                        -------------     -------------
OTHER INCOME (EXPENSE)
    Interest expense                                         (107,184)          (79,972)
                                                        -------------     -------------
          Total other income (expense)                       (107,184)          (79,972)
                                                        -------------     -------------
Loss before provision for income taxes                       (179,795)         (158,698)
Income taxes                                                      -0-               -0-
                                                        -------------     -------------
Net income (loss)                                       $    (179,795)    $    (158,698)
                                                        =============     =============
Net income (loss) per common share, basic               $        0.00     $        0.00
                                                        =============     =============

Weighted average number of common shares outstanding      932,631,602       929,277,057
                                                        =============     =============





     The accompanying notes are an integral part of the financial statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)

                                                             2006              2005
                                                        -------------     -------------
REVENUES

    Sales, net of customer returns                      $      10,020     $       7,180
                                                        -------------     -------------
          Net sales                                            10,020             7,180
                                                        -------------     -------------
COST OF OPERATIONS

    Cost of operations                                         13,075             3,300
                                                        -------------     -------------
          Total cost of operations                             13,075             3,300
                                                        -------------     -------------
Gross Profit                                                   (3,055)            3,880
                                                        -------------     -------------
OPERATING EXPENSES

    General and administrative expenses                        25,346            26,836
                                                        -------------     -------------
          Total operating expenses                             25,346            26,836
                                                        -------------     -------------
Operating income (loss)                                       (28,401)          (22,956)
                                                        -------------     -------------
OTHER INCOME (EXPENSE)
    Interest expense                                          (36,975)          (28,100)
                                                        -------------     -------------
          Total other income (expense)                        (36,975)          (28,100)
                                                        -------------     -------------
Loss before provision for income taxes                        (65,376)          (51,056)
Income taxes                                                      -0-               -0-
                                                        -------------     -------------
Net income (loss)                                       $     (65,376)    $     (51,056)
                                                        =============     =============
Net income (loss) per common share, basic               $        0.00     $        0.00
                                                        =============     =============
Weighted average number of common shares outstanding      932,631,602       934,331,602
                                                        =============     =============





     The accompanying notes are an integral part of the financial statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                            NUMBER                       ADDITIONAL
                                              OF            COMMON        PAID-IN          SUBS.        ACCUMULATED
                                            SHARES          STOCK         CAPITAL        RECEIVED         DEFICIT
                                         -------------   ------------  --------------  -------------   --------------
BALANCE, December 31, 2004                 927,381,602          9,274         7443330  $      12,000       (8,363,993)


Return of stock based expenses              (1,700,000)           (17)        (11,883)            --               --
Stock based compensation                     6,950,000             69          10,356             --               --
Net loss                                            --             --              --             --         (253,067)
                                         -------------   ------------  --------------  -------------   --------------
BALANCE, December 31, 2005                 932,631,602          9,326       7,441,803         12,000       (8,617,060)


Net loss  - for the nine months ended               --             --              --             --         (179,795)
September 30, 2006

                                         -------------   ------------  --------------  -------------   --------------
BALANCE, September 30, 2006                932,631,602          9,326       7,441,803         12,000       (8,796,855)
                                         =============   ============  ==============  =============   ==============















     The accompanying notes are an integral part of the financial statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)

                                                                            2006          2005
                                                                         ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                                        $(179,795)    $(158,699)
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING
ACTIVITIES:
    DEPRECIATION AND AMORTIZATION                                               --         2,250
    BAD DEBT EXPENSE                                                         2,113         6,188
    STOCK BASE COMPENSATION                                                     --        10,425
CHANGES IN OPERATING ASSETS AND LIABILITIES:
    (INCREASE) DECREASE IN ACCOUNTS RECEIVABLE                                (381)       (8,670)
    INCREASE (DECREASE) IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES            91,197        57,157
    INCREASE (DECREASE) IN DEFERRED REVENUE                                 (1,403)       (1,446)
    (INCREASE) DECREASE IN OTHER ASSETS                                        426        (1,278)
                                                                         ---------     ---------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                           (87,843)      (94,073)
                                                                         ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
                                                                                 0             0
                                                                         ---------     ---------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                 0             0
                                                                         ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    INCREASES IN SHAREHOLDERS LOANS                                         90,000        94,000
                                                                         ---------     ---------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                            90,000        94,000
                                                                         ---------     ---------
NET INCREASE (DECREASE) IN CASH                                              2,157           (73)

CASH and equivalents, beginning of period                                    4,294        15,158
                                                                         ---------     ---------
CASH and equivalents, end of period                                      $   6,451     $  15,085
                                                                         =========     =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
PAYMENT OF TAXES  IN CASH                                                $       0     $       0
                                                                         =========     =========
PAYMENT OF INTEREST IN CASH                                              $       0     $       0
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

         G) FIXED ASSETS Fixed assets are recorded at cost. Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets of generally five or ten years. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation expense was $2,996 for the year ended December 31, 2005 and $0 for the nine months ended September 30, 2006.

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


(2) INCOME TAXES Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $6,647,000 with the latest expiring $ 236,000, 418,000, 435,000, 576,000 and $3,016,000 at
     December 31, 2020, 2019, 2018, 2017 and 2016, respectively. The amount recorded as deferred tax asset as of December 31, 2005 is approximately $2,800,000, which represents the amount of tax benefit of the loss carry-forward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

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

     In May 2005, the company issued 6,950,000 shares of common stock valued at $10,425 for officers compensation that had been accrued .

     During 2005 1,700,000 shares were returned for an acquisition that was rescinded in 2004.


(4) COMMITMENTS AND CONTINGENCIES The Company rents office space in Boca Raton, Florida under a lease that commenced November 1, 2006 and expires October 30, 2007. The total rent for 2005 was $16,850 and $3,834 for the nine months ended September 30, 2006. Future lease expenses are approximately $1,300 in 2006.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5) SHORT-TERM DEBT At September 30, 2006 and December 31, 2005, short-term debt consisted of the following:

                                                             September 30,     December 31,
                                                                 2006             2005
                                                             -------------     -------------
     12 % Notes and loans payable to a shareholder, and
     related affiliates , unsecured, due on demand. Upon any
     default, the notes and loans become due immediately at
     1,222,934 1,132,934 an interest rate of 18% per annum.


                                                             -------------     -------------
Total short-term debt                                        $   1,222,934     $   1,132,934
                                                             =============     =============

(6) GOING CONCERN The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $179,795 for the nine months ended September 30, 2006 and $253,067 for the year ended December 31, 2005 and the total cumulative loss of approximately $8,796,000. The ability of the Company to continue as a going concern is dependent upon developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to fund its planned operations.


(7)  RECENT ACCOUNTING PRONOUNCEMENTS

     In February 2006, the Financial Accounting Standards Board issued Statement No. 155 ("SFAS No 155), "Accounting for Certain Hybrid Instruments: An Amendment of FASB Statement No 133 and 140". Management does not believe that this statement will have a significant impact as the Company does not use such instruments.

     Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

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

COMPARISON OF THE PERIODS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

Revenues were $22,209 and $24,914, respectively, for the nine months ended September 30, 2006 and 2005. The decrease in revenues is primarily a result of increased competition for the services offered by IAI, our sole active subsidiary.

Cost of Operations were $19,675 and $11,090, respectively, for the nine months ended September 30, 2006 and 2005, reflecting general increases in IAI's underlying costs.

General and administrative expenses were $75,145 and $92,550, respectively, for the nine months ended September 30, 2006 and 2005. The decrease reflects reductions in management, rent and general expenses as a result of a lack of business activity.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, we had a $1,336,523 working capital deficit, compared to a $1,106,957 working capital deficit as of September 30, 2005. The increase of $229,566 is primarily due to our operating at a loss while we await a suitable acquisition transaction. We will continue to have limited revenues, and are essentially dependant on our primary shareholders to fund operating shortfalls. There can be no assurance that our cash flow will increase in the near future, or that revenues generated from our existing subsidiary operations will be sufficient to allow us to pursue new profitable ventures.

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

ITEM 3.  CONTROLS AND PROCEDURES


The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time frames specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and its principal financial officer, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures in Rule 13a-15(f). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control, objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, based on an evaluation of the Company's controls and procedures, the Company's Chief Executive Officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls, or in other factors that could significantly affect the internal controls, during the last fiscal quarter.

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


                                        Safe Technologies International, Inc.
                                        (Registrant)



Date: November *, 2006                  By: /s/ Randi Swatt
      ----------------                      --------------------------------
                                            Randi Swatt, Chief Executive Officer