Form 10KSB
period 2006-12-31
SAFE TECHNOLOGIES INTERNATIONAL INC
filed 2007-04-02
CIK 829117

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2006

                                -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the transition period from _______________________ to _____________

                        Commission file number 000-17746
                                               ---------

                      Safe Technologies International, Inc.
                      -------------------------------------
                 (Name of small business issuer in its charter)

         Delaware                                    22-2824492
         --------                                    ----------
(State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)

123 NW 13 Street, Suite 30408, Boca Raton, FL           33432
---------------------------------------------           -----
  (Address of principal executive offices)            (Zip Code)

Issuer's telephone number, including area code: (561) 832-2700

Securities registered under Section 12(b) of the Exchange Act:

         Title of each class        Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $.00001 per share
                    -----------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section or of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $27,450.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of March 27, 2007, was approximately $579,383.

The number of shares outstanding of the issuer's common stock, as of March 27, 2007, was 932,631,602.

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

Our search for business opportunities has been slowed because Universal Equity Holdings LLC, which purchased approximately 24% of our outstanding stock in 2004, has been unable to transfer of record the shares that it purchased. Since this could have a material effect on any shareholder vote which may be required in connection with a business opportunity, we are working with Universal Equity Holdings to rectify this situation so we can become more active in our search for business opportunities.

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

Employees. As of March 27, 2007, we have no employees. Our administrative functions are fulfilled through contractual services provided by our Secretary and acting Chief Executive Officer.

Item 2.  Description of Property

Our executive offices are located at 123 NW 13 Street, Suite 30408, Boca Raton, FL 33432, where we lease approximately 700 square feet of office space. IAI currently shares our office space. We pay rent of approximately $426 per month.

Item 3.  Legal Proceedings

The company is not a party to any legal proceedings involving any claim against the company.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote by security holders during 2006.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Our common stock is traded in the over-the-counter market under the symbol "SFAD". The following table sets forth the high and low bid, as reported by Stockwatch, for our common stock for the calendar periods indicated.

                                                   Bid
                     Period                     High/Low
                     ------                     --------
                     2005
                  1st Quarter                  .010/.0025
                  2nd Quarter                  .011/.0026
                  3rd Quarter                  .009/.0025
                  4th Quarter                  .0015/.0012

                     2006
                  1st Quarter                  .0028/.0023
                  2nd Quarter                  .0025/.0010
                  3rd Quarter                  .0029/.0012
                  4th Quarter                  .0023/.0012

The average of the bid and ask price of our common stock in the over-the-counter market as of the most recent available date, March 27, 2007 was .00125 per share. The above quotations do not include retail mark-ups, mark-downs or commissions and represents prices between dealers and not necessarily actual transactions. The past performance of our securities is not necessarily indicative of future performance.

Holders of Record

As of March 27, 2007, there were approximately 15,000 shareholders of record of our common stock, including beneficial owners holding shares through nominee name.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2006 & 2005

For the years ended December 31, 2006 and 2005, the Company recorded revenues of $27,450 and $29,847 respectively. The decrease from 2005 to 2006 is due to declining revenues from IAI, our operating subsidiary, as a result of competitive pressures. Nonetheless, our operational costs increased from $14,390 in 2005 to $22,975 in 2006. As a result, our gross profit decreased from $15,457 in 2005 to $4,475 in 2006.

Our sales and general and administrative expenses decreased from $114,986 in 2005 to $102,128 in 2006, primarily because of reductions in expenses because of our decreasing business activity. As a result, our operating loss decreased slightly from $99,529 in 2005 to $97,653 in 2006.

Because our continuing operation is being funded by loans from a major shareholder, our interest expense has been increasing, from $113,004 in 2005 to $137,593 in 2006. The shareholder has been allowing interest to accrue, foregoing current payment, because of the limited funds available to the company. In 2005, we wrote off the remaining value of our intangible copyright and trademark assets, in the amount of $50,000, reflecting the fact that we don't expect to realize any significant revenues from these assets. Primarily because that write off was not repeated in 2006, our net loss for 2006 was $235,246, compared to $253,067 in 2005.

LIQUIDITY/WORKING CAPITAL

At December 31, 2006, the company had total assets of $14,844, and a working capital deficit of $1,390,070, compared to a working capital deficit of $1,157,154 as of December 31, 2005. The increase in working capital deficit is the result of the losses we incurred in 2006, which were funded by loans from a major shareholder.

There can be no assurance that our financial condition will improve. We continue to evaluate our options for raising additional working capital, but in order to do so we must increase our base of business operations. Meanwhile, we are dependant upon funding from one of our major shareholders to meet expenses.

NET OPERATING LOSS CARRY-FORWARDS

We have net operating loss carry-forwards of approximately $6,800,000 with the latest expiring $235,000, $237,000, $418,000, $368,000, and $436,000 at December
31, 2021, 2022, 2023, 2024, and 2025, respectively. The Company has established a one hundred percent (100%) valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

GOING CONCERN

We are the subject of a "going concern" audit opinion. Such qualification was issued because we have incurred continuing losses from operations. As of December 31, 2006, we had negative working capital of $1,390,070, which raises substantial doubt about our ability to continue as a going concern.

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

There have been no disagreements with Accountants on Accounting and Financial Disclosure in 2006.

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

NAME                       AGE              POSITION HELD WITH REGISTRANT
----                       ---              -----------------------------
Valda Reinbergs            55               Director, Secretary
Randi Swatt                47               Director, acting Chief Executive
                                            Officer
Bruce E. Taylor            52               Director
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

Item 10. Executive Compensation

The following table sets forth all compensation paid or earned for services rendered to the Company in all capacities during the years ended December 31, 2006, 2005 and 2004, by our president (the "Named Officers"). No other executive officer received total annual salary, bonus and other compensation in excess of $100,000 in those periods.

                                                        ----------------------------------------------------
                                                                   ANNUAL COMPENSATION
-------------------------------------------- ---------- ----------------- ---------------- -----------------
                                                                                           OTHER
                                                                                           ANNUAL COMPEN-
NAME AND PRINCIPAL POSITION                  YEAR       SALARY ($)        BONUS ($)        SATION ($)
-------------------------------------------- ---------- ----------------- ---------------- -----------------
Randi Swatt (acting CEO)(1)                  2006            0                0                0
                                             2005            0                0            10,425 (3)
                                             2004            0                0                0
-------------------------------------------- ---------- ----------------- ---------------- -----------------
Bradford L. Tolley (Acting CEO)(2)           2004            0                0            100,000(4)
-------------------------------------------- ---------- ----------------- ---------------- -----------------

----------
(1) Randi Swatt was appointed acting CEO on August 13, 2004

(2) Bradford L. Tolley was acting CEO from August 2002 until his resignation on August 4, 2004. Mr. Tolley also served as Vice President, Secretary and Treasurer.

(3) Represents 6,950,000 shares of restricted common stock, valued at $.0015 per share.

(4) Represents 20,000,000 shares of restricted common stock, valued at $.0035 per share, and 10,000,000 shares of unrestricted common stock valued at $.003 per share.

Options Granted and Options Exercised During 2006

The Company did not grant any options during the fiscal year ended December 31, 2006. None of the Company's directors or executive officers own any options to purchase shares of the Company's common stock.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the number of shares of the Company's Common Stock that are beneficially owned by (i) each executive officer of the Company, (ii) each director of the Company and (iii) each shareholder of the Company who owns more than 5% of the Company's Common Stock as of December 31, 2006. An asterisk indicates beneficial ownership of less than 1% of the Company's outstanding stock. Except as otherwise indicated, each of the shareholders listed below has voting and investment power over the shares beneficial owned and the address of each beneficial owner is c/o the Company at 123 NW 13 Street, Suite 30408, Boca Raton, FL 33432. As of December 31, 2006, there were issued and outstanding 932,631,602 shares of the Company's common stock.

NAME AND ADDRESS OF                 SHARES                             PERCENT
BENEFICIAL OWNER                    BENEFICIALLY OWNED                 OF CLASS
-------------------                 ------------------                 --------
Ruth Deutsch(1)                       225,870,657                         24.2
123 NW 13 Street, Suite 30408
Boca Raton, FL 33432
Shareholder

Franklin Frank (1)                    225,870,657                         24.2
123 NW 13 Street, Suite 30408
Boca Raton, FL 33432
Shareholder

Universal Equity Holdings LLC         225,000,000                         24.1
4456 Bliss Road
Sarasota, FL 34233
Shareholder

Valda Reinbergs                         8,264,161(2)                         *
123 NW 13 Street, Suite 30408
Boca Raton, FL 33432
Director and Secretary

Randi Swatt                             9,990,370                          1.1
123 NW 13 Street, Suite 30408
Boca Raton, FL 33432
Director and acting CEO

NAME AND ADDRESS OF                 SHARES                             PERCENT
BENEFICIAL OWNER                    BENEFICIALLY OWNED                 OF CLASS
-------------------                 ------------------                 --------
Bruce E. Taylor                                 0                            *
523 Michigan Ave.
Lakeland, FL 33801
Director

Glenn Wistey                                    0(3)                         *
Address unknown

All Officers and Directors
as a group (4 persons)                 18,254,531                          2.0
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

The following table sets forth information regarding the stock available for issuance under our Year 2002 Stock Award Plan as of the year ended December 31, 2006:


------------------------------- ---------------------------- ------------------------ --------------------------------
                                            (A)                        (B)                          (C)
------------------------------- ---------------------------- ------------------------ --------------------------------
                                        NUMBER OF
                                    SECURITIES TO BE            WEIGHTED-AVERAGE
                                  ISSUED UPON EXERCISE OF       EXERCISE PRICE OF
                                   OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,    NUMBER OF SECURITIES REMAINING
        PLAN CATEGORY               WARRANTS AND RIGHTS        WARRANTS AND RIGHTS    AVAILABLE FOR FUTURE ISSUANCE
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
------------------------------- ---------------------------- ------------------------ --------------------------------

Item 12. Certain Relationships and Related Party Transactions

Franklin Frank and/or entities controlled by him have lent us money from time to time in order to fund our operations. In addition, Mr. Frank and/or affiliates purchased two notes given by us to former officers for loans to us. The total amount we now owe to Mr. Frank and/or affiliates is $1,255,934 as of December 31, 2006.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibit Index

31.1     Rule 13a-14(a)/15d-14(a) Certification - acting Chief Executive Officer

31.2     Rule 13a-14(a)/15d-14(a) Certification - acting Chief Financial Officer

32       Section 1350 Certifications

(b) Reports on Form 8-K.

The Company filed no Reports on Form 8-K during the quarter ended December 31, 2006.

Item 14. Principal Accountant Fees and Services.

AUDIT FEES.

The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $24,000 in 2005 and $24,000 in 2006.

TAX FEES.

The aggregate fees billed to the Company for professional services rendered for completion of the Company's tax returns was $925 in 2005 and $850 in 2006.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFE TECHNOLOGIES INTERNATIONAL, INC.

By: /s/ Randi Swatt
-------------------
Randi Swatt, acting Chief Executive Officer
Date: March 30, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Randi Swatt
-------------------
Randi Swatt, Director, acting Chief Executive Officer and acting Chief Financial Officer (principal executive officer and principal financial officer) Date:
March 30, 2007

By: /s/ Valda Reinbergs
-----------------------
Valda Reinbergs, Director
Date: March 30, 2007

By:
-----------------------
Bruce E. Taylor, Director
Date:

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2006

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                DECEMBER 31, 2006

                                                                           PAGE
                                                                           ----

Accountant's Audit Report                                                  F-1

Financial Statements

     Balance Sheet                                                         F-2

     Statement of Operations                                               F-3

     Statement of Stockholders' Equity (Deficit)                           F-4

     Statement of Cash Flows                                               F-5

Notes to Financial Statements                                            F-6-F-9

                              BAUM & COMPANY, P.A.
                          1515 UNIVERSITY DR. SUITE 226
                             CORAL SPRINGS FL 33071

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Safe Technologies International Inc.

We have audited the accompanying consolidated balance sheets of Safe Technologies International Inc. as of December 31, 2006 and 2005, and the related statements of operations, stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Safe Technologies International Inc. as of December 31, 2006 and 2005 and the consolidated results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has experience a loss in 2006 and 2005 and cumulatively since inception. The Company's financial position and operating results raise substantial doubts about its ability to continue a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baum & Company PA
Coral Springs, Florida
March 15, 2007

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2006 AND 2005

                                                                         2006            2005
                                                                     -----------     -----------
                                 ASSETS
CURRENT ASSETS
  Cash                                                               $     9,948     $     4,294
  Accounts receivable, net of allowance for doubtful accounts of
  $1,500 and $18,909 at December 31, 2006 and 2005 respectively            4,003           4,744
                                                                     -----------     -----------
     Total current assets                                                 13,951           9,038
                                                                     -----------     -----------

PROPERTY AND EQUIPMENT
  Furniture, fixtures, and equipment                                       6,801           6,801
  Less: Accumulated depreciation                                          (6,801)         (6,801)
                                                                     -----------     -----------
     Total property and equipment                                             --              --
                                                                     -----------     -----------

OTHER ASSETS
  Deposits                                                                   893           1,278
  Other assets, net                                                           --           1,945
                                                                     -----------     -----------
     Total other assets                                                      893           3,223

                                                                     -----------     -----------
Total Assets                                                         $    14,844     $    12,261
                                                                     ===========     ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                  146,787          30,455
  Notes and loans payable                                              1,255,934       1,132,934
  Deferred revenue                                                         1,300           2,803
                                                                     -----------     -----------

     Total current liabilites                                          1,404,021       1,166,192
                                                                     -----------     -----------

Total liabilites                                                       1,404,021       1,166,192
                                                                     -----------     -----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.00001 par value, 999,999,000 shares authorized;          9,326           9,326
  932,631,602 shares issued and outstanding at
  December 31, 2006 and December 31, 2005, respectively
  Additional paid-in capital                                           7,441,803       7,441,803
  Subscriptions received                                                  12,000          12,000
  Retained earnings (deficit)                                         (8,852,306)     (8,617,060)
                                                                     -----------     -----------

     Total stockholders' equity (deficit)                             (1,389,177)     (1,153,931)
                                                                     -----------     -----------

Total Liabilities and Stockholders' Equity (Deficit)                 $    14,844     $    12,261
                                                                     ===========     ===========

    The accompanying notes are an intergral part of the financial statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                            2006               2005
                                                        -------------     -------------
REVENUES

  Sales, net of customer returns                        $      27,450     $      29,847
                                                        -------------     -------------

     Net sales                                                 27,450            29,847
                                                        -------------     -------------

COST OF OPERATIONS

  Cost of operations                                           22,975            14,390
                                                        -------------     -------------

     Total cost of operations                                  22,975            14,390
                                                        -------------     -------------

Gross Profit                                                    4,475            15,457
                                                        -------------     -------------

OPERATING EXPENSES

  Selling, general and adminstrative expenses                 102,128           114,986
                                                        -------------     -------------
     Total operating expenses                                 102,128           114,986
                                                        -------------     -------------

Operating income (loss)                                       (97,653)          (99,529)
                                                        -------------     -------------

OTHER INCOME (EXPENSE)

  Interest expense                                           (137,593)         (113,004)
  Loss on asset retirements                                        --            (2,434)
  Trademark and copyright imparement                               --           (50,000)
  Return of common stock previously expensed                       --            11,900
                                                        -------------     -------------

     Total other income (expense)                            (137,593)         (153,538)
                                                        -------------     -------------

Loss before provision for income taxes                       (235,246)         (253,067)
Income taxes                                                       --                --
                                                        -------------     -------------

Net income (loss)                                       $    (235,246)    $    (253,067)
                                                        =============     =============

Net income (loss) per common share, basic               $          (0)    $          (0)
                                                        =============     =============

Weighted average number of common shares outstanding      930,131,053       930,131,053
                                                        =============     =============

    The accompanying notes are an intergral part of the financial statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                DECEMBER 31, 2006

                                                                       ADDITIONAL
                                      NUMBER OF         COMMON           PAID-IN           SUBS.       ACCUMULATED
                                       SHARES           STOCK            CAPITAL         RECEIVED         DEFICIT
                                    ------------     ------------     ------------     ------------    ------------
BALANCE, December 31, 2004           927,381,602     $      9,274     $  7,443,330     $     12,000    $ (8,363,993)

  Return of stock based expenses      (1,700,000)             (17)         (11,883)

  Stock based compensation             6,950,000               69           10,356
  Net loss                                                                                                 (253,067)
                                    ------------     ------------     ------------     ------------    ------------
BALANCE, December 31, 2005           932,631,602            9,326        7,441,803           12,000      (8,617,060)

  Net loss                                                                                                 (235,246)
                                    ------------     ------------     ------------     ------------    ------------
BALANCE, December 31, 2006           932,631,602     $      9,326     $  7,441,803     $     12,000    $ (8,852,306)
                                    ============     ============     ============     ============    ============

    The accompanying notes are an intergral part of the financial statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                    2006          2005
                                                                  ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                 $(235,246)    $(253,067)
Adjustments to reconcile net (loss) to net cash provided by
operating activities:
  Depreciation and amortization                                          --         3,000
  Bad debt expense                                                    7,686         8,263
  Trademark and copyright impairment                                     --        50,000
  Loss on asset retirement                                               --         2,433
  Recovery of stock based expenses                                  (11,900)
  Stock based compensation                                               --        10,425

Changes in operating assets and liabilites:
  (Increase) decrease in accounts receivable                            741        (5,056)
  (Increase) decrease in other assets                                 2,330        (1,611)
  Increase (decrease) in accounts payable and accrued expenses      (21,260)      (20,142)
  Increase (decrease) in accrued interest                           129,906       113,009
  Increase (decrease) in deferred revenue                            (1,503)         (218)
                                                                  ---------     ---------

Net cash provided (used) by operating activities                   (117,346)     (104,864)
                                                                  ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided (used) by investing activities                         --            --
                                                                  ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in shareholders loans                                    123,000        94,000
                                                                  ---------     ---------

Net cash provided (used) by financing activities                    123,000        94,000
                                                                  ---------     ---------

Net increase (decrease) in cash                                       5,654       (10,864)
CASH and equivalents, beginning of period                             4,294        15,158
                                                                  ---------     ---------

CASH and equivalents, end of period                               $   9,948     $   4,294
                                                                  =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Payment of taxes in cash                                          $      --     $      --
                                                                  =========     =========
Expenses paid with common stock                                   $      --     $  10,425
                                                                  =========     =========
Payment of interest in cash                                       $      --     $      --
                                                                  =========     =========

    The accompanying notes are an intergral part of the financial statements

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

         a) Principles of consolidation-
         The consolidated financial statements include the accounts of Safe Technologies International, Inc. and its subsidiaries, Total Micro Computers, Inc., Connect.ad, Inc., Connect.ad Services, Inc. and Internet Associates International, Inc. All material intercompany transactions and balances have been eliminated in the consolidated financial statements.

         b) Use of estimates.-
         The financial statements have been prepared in conformity with accounting principles generally accepted in the United States. In preparing the financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the balance sheets and statements of operations for the years then ended. Actual results may differ from these estimates. Estimates are used when accounting for allowance for bad debts, collectibility of accounts receivable, amounts due to service providers, depreciation, litigation contingencies, among others.

         c) Revenue recognition.-
         Revenues of Safe Technologies International, Inc. are recognized at the time the services are rendered to customers. Services are rendered when the Company's representatives receive the customer's requests and completes the customer's orders.

         d) Net loss per share, basic.-
         Net income per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. Net income per share, diluted, is not presented as no potentially dilutive securities are outstanding.

         e) Cash equivalents.-
         The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents, accounts receivable and accounts payable are short-term in nature and the net values at which they are recorded are considered to be reasonable estimates of their fair values. The carrying values of notes payable are deemed to be reasonable estimates of their fair values.

         f) Concentration risks-
         The Company's sources of revenue and accounts receivable are comprised primarily of customers in the Internet industry. The Company requires no collateral from its customers since, in many cases, it has written contracts with them.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies (Continued)

         g) Fixed assets.-
         Fixed assets are recorded at cost. Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets of generally five or ten years. Expenditures for maintenance and repairs are charged to operations as incurred. Fixed assets were fully depreciated for the year ended December 31, 2005.

         h) Intangible assets-
         The Company continually evaluates the carrying value of goodwill and other intangible assets to determine whether there are any impairment losses. If indicators of impairment are present in intangible assets used in operations and future cash flows are not expected to be sufficient to recover the assets' carrying amount, an impairment loss would be charged to expense in the period identified.

         i) Advertising.-
         Advertising costs, which are included in selling, general and administrative expenses, are expensed as costs are incurred.

         j) Deferred revenue-
         Deferred income arises in the normal course of business from the billing for web site contracts and advance payments for services.

(2) Going Concern.-
         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $ 235,246 for the twelve months ended December 31, 2006, $ 253,067 for the year ended December 31, 2005, and the total cumulative loss of approximately $8,852,000. The ability of the Company to continue as a going concern is dependent upon developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently pursuing acquisitions of viable business's in conjunction with seeking additional capital to fund its planned operations.

(3) Income Taxes.
         Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $ 6,800,000 with the latest expiring $ 235,000, $ 237,000, $ 418,000, $ 368,000, and $436,000 at December 31, 2021, 2022, 2023, 2024 and 2025,
         respectively. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) Income Taxes Continued.

         The differences between Federal income tax rates and the effective income tax rates are:

                                             DECEMBER 31,2006   DECEMBER 31,2005
                                             ----------------   ----------------
         Statutory federal income tax rate            34%                34%
         Valuation allowance                         (34)               (34)
                                                     ---                ---
         Effective tax rate                           --                 --

(4) Stockholders' Equity.
         The Company has authorized 999,999,000 shares of $.00001 par value common stock, with 932,631,602 shares issued and outstanding. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance.

         In May 2005, the company issued 6,950,000 shares of common stock valued at $10,425 for officers' compensation that had been accrued.

         In 2005, 1,700,000 shares of common stock, valued at $11,900 was returned from a rescinded 2004 acquisition.

(5) Commitments and Contingencies.-
         The Company rents office space in Boca Raton, Florida under an annual lease that commenced in October 2005. The total rent for 2006 was $5,155 and $15,933 in 2005. Future lease expenses are approximately $ 3,900 in 2007.

(6) Short-Term Debt.
         At December 31, 2006 and December 31, 2005, total short-term debt consisted of the following:

                                               December 31,   December 31,
                                                   2006          2005
                                               ------------   ------------
         12% Notes and Loans payable to a
         shareholder and related affiliates,
         unsecured, and due upon demand.
         Upon default, the notes become due
         immediately at an interest
         rate of 18%.                            $1,255,934   $1,132,934
                                                 ----------   ----------
         Total short-term notes                  $1,255,934   $1,132,934
                                                 ==========   ==========

         Interest expense for 2006 was $ 137,593 and $113,004 for 2005. All the balances were accrued and unpaid. The 2005 accrual had been added to the loan principle by December 31 2005.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Recent Accounting Pronouncements

         In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the impact the adoption of SFAS No. 157 will have on its consolidated financial position and results of operations.

         In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 ("FIN No. 48"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006 and as such, the Company will adopt FIN No. 48 on January 1, 2007. The Company does not expect the adoption of FIN No. 48 to have a material effect on its consolidated financial position and results of operations.

         In February 2007, the FASB issued SFAS No., 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment to FASB Statements No. 115 ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007; however early adoption is permitted. The Company does not expect the adoption of SFAS No. 159 to have a material effect on its consolidated financial position and results of operations.