Form 10QSB
period 2007-03-31
SAFE TECHNOLOGIES INTERNATIONAL INC
filed 2007-05-15
CIK 829117

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2007
                                                 --------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 932,631,602 shares of common stock as of May 1, 2007

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

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

COMPARISON OF THE PERIODS ENDED MARCH 31, 2007 AND MARCH 31, 2006

Revenues were $2,952 and $6,553, respectively, for the three months ended March 31, 2007 and 2006. The decrease in revenues is primarily a result of increased competition for the services offered by IAI, our sole active subsidiary.

Cost of Operations were $3,300 and $3,300, respectively, for the three months ended March 31, 2007 and 2006, reflecting our elimination of variable costs in connection with the activities of IAI.

General and administrative expenses were $18,976 and $22,153, respectively, for the three months ended March 31, 2007 and 2006. The decrease reflects reductions in rent and general expenses as a result of a lack of business activity.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, we had a $1,449,494 working capital deficit, compared to a $1,210,836 working capital deficit as of March 31, 2006. The increase of $238,658 is primarily due to our operating at a loss while we await a suitable acquisition transaction. We will continue to have limited revenues, and are essentially dependant on our primary shareholders to fund operating shortfalls. There can be no assurance that our cash flow will increase in the near future, or that revenues generated from our existing subsidiary operations will be sufficient to allow us to pursue new profitable ventures.

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

                                        Safe Technologies International, Inc.
                                        (Registrant)



Date: May 14, 2007                      By: /s/ Randi Swatt
      ------------                          ---------------
                                            Randi Swatt, Chief Executive Officer

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                 MARCH 31, 2007

                                                                            PAGE
                                                                            ----

Consolidated Financial Statements

     Balance Sheet                                                        F-2

     Statement of Operations                                              F-3

     Statement of Stockholders' Equity (Deficit)                          F-4

     Statement of Cash Flows                                              F-5

Notes to Financial Statements                                          F-6 - F-9

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2007 AND DECEMBER 31, 2007

                                                                                MARCH 31,        DECEMBER 31,
                                                                                  2007               2006
                                                                               -----------       ------------
                                                                               (UNAUDITED)
                                  ASSETS
CURRENT ASSETS
  Cash                                                                         $    15,808       $     9,948
  Accounts receivable, net of allowance for doubtful accounts of
  $2,805 and $1,500 at March  31, 2007 and December 31, 2006 respectively            1,963             4,003
  Prepaid Expenses                                                                   1,342                --
                                                                               -----------       -----------
     Total current assets                                                           19,113            13,951
                                                                               -----------       -----------

PROPERTY AND EQUIPMENT
  Furniture, fixtures, and equipment                                                 6,801             6,801
  Less: Accumulated depreciation                                                    (6,801)           (6,801)
                                                                               -----------       -----------
     Total property and equipment                                                       --                --
                                                                               -----------       -----------

OTHER ASSETS
  Deposits                                                                             852               893
                                                                               -----------       -----------
     Total other assets                                                                852               893

                                                                               -----------       -----------
Total Assets                                                                   $    19,965       $    14,844
                                                                               ===========       ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
  Accounts payable and accrued expenses                                             48,398           146,787
  Notes and loans payable                                                        1,418,309         1,255,934
  Deferred revenue                                                                   1,900             1,300
                                                                               -----------       -----------

     Total current liabilites                                                    1,468,607         1,404,021
                                                                               -----------       -----------

Total liabilites                                                                 1,468,607         1,404,021
                                                                               -----------       -----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.00001 par value, 999,999,000 shares authorized;                    9,326             9,326
  932,631,602 shares issued and outstanding at
  December 31, 2006 and December 31, 2005, respectively
  Additional paid-in capital                                                     7,441,803         7,441,803
  Subscriptions received                                                            12,000            12,000
  Retained earnings (deficit)                                                   (8,911,771)       (8,852,306)
                                                                               -----------       -----------

     Total stockholders' equity (deficit)                                       (1,448,642)       (1,389,177)
                                                                               -----------       -----------

Total Liabilities and Stockholders' Equity (Deficit)                           $    19,965       $    14,844
                                                                               ===========       ===========

    The accompanying notes are an intergral part of the financial statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                   (UNAUDITED)

                                                              2007                 2006
                                                          -------------       -------------
REVENUES

  Sales, net of customer returns                          $       2,952       $       6,553
                                                          -------------       -------------

     Net sales                                                    2,952               6,553
                                                          -------------       -------------

COST OF OPERATIONS

  Cost of operations                                              3,300               3,300
                                                          -------------       -------------

     Total cost of operations                                     3,300               3,300
                                                          -------------       -------------

Gross Profit                                                       (348)              3,253
                                                          -------------       -------------

OPERATING EXPENSES

  Selling, general and adminstrative expenses                    18,976              22,153

                                                          -------------       -------------
     Total operating expenses                                    18,976              22,153
                                                          -------------       -------------

Operating income (loss)                                         (19,324)            (18,900)
                                                          -------------       -------------

OTHER INCOME (EXPENSE)
  Interest expense                                              (40,141)            (34,782)
                                                          -------------       -------------

     Total other income (expense)                               (40,141)            (34,782)
                                                          -------------       -------------

Loss before provision for income taxes                          (59,465)            (53,682)
Income taxes                                                         --                  --
                                                          -------------       -------------

Net income (loss)                                         $     (59,465)      $     (53,682)
                                                          =============       =============

Net income (loss) per common share, basic                 $          (0)      $          (0)
                                                          =============       =============

Weighted average number of common shares outstanding        932,631,602         932,631,602
                                                          =============       =============

    The accompanying notes are an intergral part of the financial statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 MARCH 31, 2007

                                         NUMBER                            ADDITIONAL
                                           OF             COMMON             PAID-IN           SUBS.           ACCUMULATED
                                         SHARES            STOCK             CAPITAL          RECEIVE           DEFICITD
                                      -----------       ------------      ------------      ------------      ------------
BALANCE, December 31, 2005            932,631,602              9,326         7,441,803            12,000        (8,617,060)

  Net loss                               (235,246)

BALANCE, December 31, 2006            932,631,602              9,326         7,441,803            12,000        (8,852,306)

  Net loss for the three months                                                                                    (59,465)
                                      -----------       ------------      ------------      ------------      ------------

BALANCE, March  31, 2007              932,631,602       $      9,326      $  7,441,803      $     12,000      $ (8,911,771)
                                      ===========       ============      ============      ============      ============

    The accompanying notes are an intergral part of the financial statements

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                   (UNAUDITED)

                                                                      2007           2006
                                                                    --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                   $(59,465)      $(53,682)
Adjustments to reconcile net (loss) to net cash provided by
operating activities:
  Depreciation and amortization                                           --            750
  Bad debt expense                                                     2,985          2,660

Changes in operating assets and liabilites:
  (Increase) decrease in accounts receivable                            (825)           209
  (Increase) decrease in prepaid and other assets                     (1,301)            --
  Increase (decrease) in accounts payable and accrued expenses         5,225         17,744
  Increase (decrease) in accrued interest                             40,141             --
  Increase (decrease) in deferred revenue                                600           (503)
                                                                    --------       --------

Net cash provided (used) by operating activities                     (12,640)       (32,822)
                                                                    --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:

                                                                    --------       --------
Net cash provided (used) by investing activities                          --             --
                                                                    --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in shareholders loans                                      18,500         40,000
                                                                    --------       --------

Net cash provided (used) by financing activities                      18,500         40,000
                                                                    --------       --------

Net increase (decrease) in cash                                        5,860          7,178
CASH and equivalents, beginning of period                              9,948          4,294
                                                                    --------       --------

CASH and equivalents, end of period                                 $ 15,808       $ 11,472
                                                                    ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Payment of taxes in cash                                            $     --       $     --
                                                                    ========       ========
Expenses paid with common stock                                     $     --       $     --
                                                                    ========       ========
Payment of interest in cash                                         $     --       $     --
                                                                    ========       ========

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

         c) Revenue recognition.-
         Revenues of Safe Technologies International, Inc. are recognized at the time the services are rendered to customers. Services are rendered when the Company's representatives receive the customer's requests and completes the customer's orders. Quarterly hosting fees are charged in advance, and recognized as earned.

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

         f) Concentration risks-
         The Company's sources of revenue and accounts receivable are comprised primarily of customers in the Internet industry. The Company requires no collateral from its customers.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies (Continued)

         i) Advertising.-
         Advertising costs, which are included in selling, general and administrative expenses, are expensed as costs are incurred.

         j) Deferred revenue-
         Deferred income arises in the normal course of business from the development of new web site contracts and advance payments for services.

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

(2) Going Concern.-
         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $ 59,465 for the three months ended March 31, 2007, $ 253,246 for the year ended December 31, 2006, and the total cumulative loss of approximately $8,911,771. The ability of the Company to continue as a going concern is dependent upon developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently pursuing acquisitions of viable business's in conjunction with seeking additional capital to fund its planned operations.

(3) Income Taxes.
         Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes as of December 31, 2006 of approximately $ 6,800,000 with the latest expiring $ 235,000, $ 237,000, $ 418,000, $ 368,000, and $436,000 at December 31, 2021, 2022,
         2023, 2024 and 2025, respectively. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

                      SAFE TECHNOLOGIES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) Income Taxes Continued.

         The differences between Federal income tax rates and the effective income tax rates are:

                                              MARCH 31, 2007    DECEMBER 31,2006
                                              --------------    ----------------
         Statutory federal income tax rate         34%                34%
         Valuation allowance                      (34)               (34)
                                                  ---                ---
         Effective tax rate                        --                 --

(4) Stockholders' Equity.
         The Company has authorized 999,999,000 shares of $.00001 par value common stock, with 932,631,602 shares issued and outstanding. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance.

 (5) Commitments and Contingencies.-
         The Company rents office space in Boca Raton, Florida under an annual lease that commenced in October 2005. The total rent for 2006 was $5,155 and $1,342 for the three months ended March 31, 2007. Future lease expenses are approximately $ 4,026 in 2007.

(6) Short-Term Debt.
         At March 31, 2007 and December 31, 2006, total short-term debt consisted of the following:

                                              MARCH 31, 2007    DECEMBER 31,2006
                                              --------------    ----------------
         12% Notes and Loans payable to a
         shareholder and related affiliates,
         unsecured, and due upon demand.
         Upon default, the notes become due
         immediately at an interest rate
         of 18%.                                 $1,418,309        $1,255,934
            --                                   ----------        ----------
         Total short-term notes                  $1,418,309        $1,255,934
                                                 ==========        ==========

         Interest expense for 2006 was $ 137,593 and $40,141 for three months ended March 31, 2007. All the balances were accrued and unpaid. The 2006 accrual had been added to the principle as of January 1, 2007.

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