Form 10QSB
period 2007-06-30
SAFE TECHNOLOGIES INTERNATIONAL INC
filed 2007-08-14
CIK 829117

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007
                                                 -------------

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

            123 NW 13 Street, Suite 30408, Boca Raton, FL 33432
            ---------------------------------------------------
                    (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 932,631,602 shares of common stock as of August 1, 2007

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

================================================================================

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Financial Statements:
         Consolidated Balance Sheets                                        3
         Consolidated Statements of Operations                              4-5
         Consolidated Statements of Changes in Stockholders' Equity         6
         Consolidated Statements of Cash Flows                              7
Notes to Consolidated Financial Statements                                  8-11

                      Safe Technologies International, Inc.
                           Consolidated Balance Sheets
                       June 30, 2007 and December 31, 2006

                                                                               June 30,       December 31,
                                                                                 2007             2006
                                                                             -----------      ------------
                                    ASSETS                                    Unaudited         Audited
CURRENT ASSETS
   Cash                                                                      $    11,971      $     9,948
   Accounts receivable, net of allowance for doubtful accounts of
   $2,250 and $1,500 at June 30, 2007 and December 31, 2006 respectively             962            4,003
                                                                             -----------      -----------
      Total current assets                                                        12,933           13,951
                                                                             -----------      -----------
PROPERTY AND EQUIPMENT
   Furniture, fixtures, and equipment                                              6,801            6,801
   Less: Accumulated depreciation                                                 (6,801)          (6,801)
                                                                             -----------      -----------
      Total property and equipment                                                    --               --
                                                                             -----------      -----------
OTHER ASSETS
   Deposits                                                                          852              893
                                                                             -----------      -----------
      Total other assets                                                             852              893
                                                                             -----------      -----------
Total Assets                                                                 $    13,785      $    14,844
                                                                             ===========      ===========
             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Accounts payable and accrued expenses                                           2,788            2,912
   Notes and loans payable                                                     1,442,308        1,255,934
   Accrued Interest                                                               82,974          143,875
   Deferred revenue                                                                  270            1,300
                                                                             -----------      -----------
      Total current liabilites                                                 1,528,340        1,404,021
                                                                             -----------      -----------
Total liabilites                                                               1,528,340        1,404,021
                                                                             -----------      -----------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.00001 par value, 999,999,000 shares authorized;                 9,326            9,326
   932,631,602 shares issued and outstanding at
   June 30, 2007 and December 31, 2006, respectively
   Additional paid-in capital                                                  7,441,803        7,441,803
   Subscriptions received                                                         12,000           12,000
   Accumulated (Losses)                                                       (8,977,684)      (8,852,306)
                                                                             -----------      -----------
      Total stockholders' equity (deficit)                                    (1,514,555)      (1,389,177)
                                                                             -----------      -----------
Total Liabilities and Stockholders' Equity (Deficit)                         $    13,785      $    14,844
                                                                             ===========      ===========

    The accompanying notes are an intergral part of the financial statements

                      Safe Technologies International, Inc.
                      Consolidated Statements of Operations
                     Six months ended June 30, 2007 and 2006

                                                              2007               2006
                                                         -------------      -------------
                                                           Unaudited          Unaudited
REVENUES

   Sales, net of customer returns                        $       6,957      $      12,189
                                                         -------------      -------------

      Net sales                                                  6,957             12,189
                                                         -------------      -------------

COST OF OPERATIONS

   Cost of operations                                            6,600              6,600
                                                         -------------      -------------

      Total cost of operations                                   6,600              6,600
                                                         -------------      -------------

Gross Profit                                                       357              5,589
                                                         -------------      -------------

OPERATING EXPENSES

   Selling, general and adminstrative expenses                  42,761             49,799

                                                         -------------      -------------
      Total operating expenses                                  42,761             49,799
                                                         -------------      -------------

Operating income (loss)                                        (42,404)           (44,210)
                                                         -------------      -------------

OTHER INCOME (EXPENSE)

   Interest expense                                            (82,974)           (70,209)
                                                         -------------      -------------

      Total other income (expense)                             (82,974)           (70,209)
                                                         -------------      -------------

Loss before provision for income taxes                        (125,378)          (114,419)
Income taxes                                                        --                 --
                                                         -------------      -------------

Net income (loss)                                        $    (125,378)     $    (114,419)
                                                         =============      =============

Net income (loss) per common share, basic                $          (0)     $          (0)
                                                         =============      =============

Weighted average number of common shares outstanding       932,631,602        932,631,602
                                                         =============      =============

    The accompanying notes are an intergral part of the financial statements

                      Safe Technologies International, Inc.
                      Consolidated Statements of Operations
                    Three months ended June 30, 2007 and 2006

                                                             2007               2006
                                                         -------------      -------------
                                                           Unaudited          Unaudited
REVENUES

   Sales, net of customer returns                        $       4,005      $       5,636
                                                         -------------      -------------

      Net sales                                                  4,005              5,636
                                                         -------------      -------------

COST OF OPERATIONS

   Cost of operations                                            3,300              3,300
                                                         -------------      -------------

      Total cost of operations                                   3,300              3,300
                                                         -------------      -------------

Gross Profit                                                       705              2,336
                                                         -------------      -------------

OPERATING EXPENSES

   Selling, general and adminstrative expenses                  23,785             27,646

                                                         -------------      -------------
      Total operating expenses                                  23,785             27,646
                                                         -------------      -------------

Operating income (loss)                                        (23,080)           (25,310)
                                                         -------------      -------------

OTHER INCOME (EXPENSE)

   Interest expense                                            (42,833)           (35,427)
                                                         -------------      -------------

      Total other income (expense)                             (42,833)           (35,427)
                                                         -------------      -------------

Loss before provision for income taxes                         (65,913)           (60,737)
Income taxes                                                        --                 --
                                                         -------------      -------------

Net income (loss)                                        $     (65,913)     $     (60,737)
                                                         =============      =============

Net income (loss) per common share, basic                $          (0)     $          (0)
                                                         =============      =============

Weighted average number of common shares outstanding       932,631,602        932,631,602
                                                         =============      =============

    The accompanying notes are an intergral part of the financial statements

                      Safe Technologies International, Inc.
            Consolidated Statements of Stockholders' Equity (Deficit)
                                  June 30, 2007

                                            Number                     Additional
                                              of          Common        Paid-In           Subs.       Accumulated
                                            Shares         Stock        Capital         Received        Deficit
                                         -----------      ------      ------------      --------      -----------
   BALANCE, December 31, 2005            932,631,602       9,326       7,441,803          12,000       (8,617,060)

      Net loss-Year Ending Dec. 31 2006                                                                  (235,246)

   BALANCE, December 31, 2006            932,631,602       9,326       7,441,803          12,000       (8,852,306)

      Net loss for the six months                                                                        (125,378)
          ending June 30, 2007

                                         -----------      ------      ----------         -------      -----------
   BALANCE, June 30, 2007                932,631,602      $9,326      $7,441,803         $12,000      $(8,977,684)
                                         ===========      ======      ==========         =======      ===========

    The accompanying notes are an intergral part of the financial statements

                      Safe Technologies International, Inc.
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2007 and 2006

                                                                       2007           2006
                                                                    ---------      ---------
                                                                    Unaudited      Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                   $(125,378)     $(114,419)
Adjustments to reconcile net (loss) to net cash provided by
operating activities:
   Bad debt expense                                                       750          4,600

Changes in operating assets and liabilites:
   (Increase) decrease in accounts receivable                           2,291         (3,152)
   (Increase) decrease in other assets                                     41         (8,000)
   Increase (decrease) in accounts payable and accrued expenses        82,849         59,459
   Increase (decrease) in deferred revenue                             (1,030)        (1,103)
                                                                    ---------      ---------

Net cash provided (used) by operating activities                      (40,477)       (62,615)
                                                                    ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in shareholders loans                                      42,500         60,000
                                                                    ---------      ---------

Net cash provided (used) by financing activities                       42,500         60,000
                                                                    ---------      ---------

Net increase (decrease) in cash                                         2,023         (2,615)
CASH and equivalents, beginning of period                               9,948          4,294
                                                                    ---------      ---------

CASH and equivalents, end of period                                 $  11,971      $   1,679
                                                                    =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Payment of taxes in cash                                            $      --      $      --
                                                                    =========      =========
Expenses paid with common stock                                     $      --      $      --
                                                                    =========      =========
Payment of interest in cash                                         $      --      $      --
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

         Basis of presentation
         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2006 and notes thereto contained in the Report on Form 10-KSB of Safe Technologies International Inc. and Subsidiaries as filed with the Securities and Exchange Commission . The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results for the full fiscal year ending December 31, 2007.

         Principles of consolidation-
         The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The consolidated financial statements include the accounts of Safe Technologies International, Inc. and its subsidiaries, Total Micro Computers, Inc., Connect.ad, Inc., Connect.ad Services, Inc. and Internet Associates International, Inc. All material inter-company transactions and balances have been eliminated in the consolidated financial statements.

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

                        Safe Technologies International,
                 Inc. Notes to Consolidated Financial Statements

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

         g) Fixed assets.-
         Fixed assets are recorded at cost. Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets of generally five or ten years. Expenditures for maintenance and repairs are charged to operations as incurred. Fixed assets were fully depreciated for the year ended December 31, 2006

         h) Intangible assets-
         The Company continually evaluates the carrying value of goodwill and other intangible assets to determine whether there are any impairment losses. If indicators of impairment are present in intangible assets used in operations and future cash flows are not expected to be sufficient to recover the assets' carrying amount, an impairment loss would be charged to expense in the period identified.

                      Safe Technologies International, Inc.
                   Notes to Consolidated Financial Statements

(2) Going Concern.-
         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by: the net loss of $ 125,378 for the six months ended June 30, 2007, $ 253,246 for the year December 31, 2006, and the total cumulative loss of approximately $8,977,684. The ability of the Company to continue as a going concern is dependent upon developing sales and obtaining additional capital and financing. The company has nominal operations and is currently being funded by the majority stockholder The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently pursuing acquisitions of viable business's in conjunction with seeking additional capital to fund its planned operations.

(3) Income Taxes.
         Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes at December 31 2006 of approximately $ 6,900,000 with the latest expiring $ 236,000, $ 418,000, $ 368,000, $ 435,000, and $576,000 at December 31, 2021, 2000,
         2019, 2018 and 2017, respectively. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(3) Income Taxes Continued.

         The differences between Federal income tax rates and the effective income tax rates are:

                                             June 30, 2007    December 31, 2006
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

(5) Commitments and Contingencies.-
         The Company rents office space in Boca Raton, Florida under an annual lease that commenced in October 2005. The total rent for 2006 was $5,155 and $2,684 for the six months ended June 30, 2007. Future lease expenses are approximately $ 2,684 in 2007.

                      Safe Technologies International, Inc.
                   Notes to Consolidated Financial Statements

(6) Short-Term Debt.
         At June 30, 2007 and December 31, 2006, total short-term debt consisted of the following:

                                                                    June 30,      December 31,
                                                                      2007           2006
                                                                  -----------     ------------
         12% Notes and Loans payable to a shareholder
         and related affiliates, unsecured, and due upon
         demand.  Upon default, the notes become due              $1,,442,308     $1,255,934
                                                                  -----------     ----------
         immediately at an interest rate of 18%

         Total short-term notes                                    $1,442,308     $1,255,934
                                                                   ==========     ==========

         Interest expense for 2006 was $ 137,593 and $82,974 for the six months ended June 30, 2007. All the balances were unpaid and accrued. The 2006 accrued interest balance had been added to the principle balance as of January 1, 2007.

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

For the past approximately three years, we were not actively searching out business opportunities, because Universal Equity Holdings LLC, which purchased approximately 24% of our outstanding stock in 2004, had been unable to transfer of record the shares that it purchased. Since this could have had a material effect on any shareholder vote which might have been required in connection with a business opportunity, we were waiting until this situation was rectified before resuming an active search for business opportunities.

Recently, our largest shareholder, Franklin Frank, and certain companies controlled by Mr. Frank, have obtained a judgment against Universal Equity Holdings and its principal. Among other things, the judgment gives to Mr. Frank or his designee title to the shares purchased by Universal Equity Holdings. We expect title to those shares to be transferred of record in the near future, which will then allow those shares to be voted. Once the shares have been transferred of record, we expect to resume our search for business opportunities.

COMPARISON OF THE PERIODS ENDED JUNE 30, 2007 AND JUNE 30, 2006

Revenues were $6,957 and $12,189, respectively, for the six months ended June 30, 2007 and 2006. The decrease in revenues is primarily a result of increased competition for the services offered by IAI, our sole active subsidiary.

Cost of Operations were $6,600 and $6,600, respectively, for the six months ended June 30, 2007 and 2006, reflecting our elimination of variable costs in connection with the activities of IAI.

General and administrative expenses were $42,761 and $49,799, respectively, for the six months ended June 30, 2007 and 2006. The decrease reflects reductions in rent and general expenses as a result of a lack of business activity.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, we had a $1,515,407 working capital deficit, compared to a $1,279,573 working capital deficit as of June 30, 2006. The increase of $235,834 is primarily due to our operating at a loss while we await a suitable acquisition transaction. We will continue to have limited revenues, and are essentially dependant on our primary shareholder to fund operating shortfalls. There can be no assurance that our cash flow will increase in the near future, or that revenues generated from our existing subsidiary operations will be sufficient to allow us to pursue new profitable ventures.

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

CONCENTRATION OF OWNERSHIP MAY REDUCE THE CONTROL BY OTHER SHAREHOLDERS. Our largest shareholder owns almost 50% of our voting stock. As a result, other investors in our common stock may not have much influence on corporate decision-making.

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

IT IS POSSIBLE THAT WE MAY MAKE ONE OR MORE ACQUISITIONS IN THE INTERNATIONAL MARKET. Any such acquisitions would expose us to political and economic uncertainties, including, among other things, inflation, governmental instability, transportation, tariffs, export controls, government regulation, currency exchange rate fluctuations, foreign exchange restrictions that limit the repatriation of investments and earnings, changes in taxation, hostilities or confiscation of property. Changes related to these matters could have a material adverse effect on the Company.

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


                                       Safe Technologies International, Inc.
                                       (Registrant)



Date: August 14, 2007                  By: /s/ Randi Swatt
                                           ------------------------------------
                                           Randi Swatt, Chief Executive Officer