Form 10QSB
period 2007-09-30
SAFE TECHNOLOGIES INTERNATIONAL INC
filed 2007-11-14
CIK 829117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

———————

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to ___________

Commission file number 000-17746

———————

Safe Technologies International, Inc.

(Exact name of small business issuer as specified in its charter)

———————

Delaware	22-2824492
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

———————

123 NW 13 Street, Suite 30408, Boca Raton, FL 33432

(Address of principal executive offices)

(561) 832-2700

(Issuer's telephone number)

_____________________________________________________

(Former address, changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 932,631,602 shares of common stock as of November 1, 2007

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Consolidated Financial Statements:
Consolidated Balance Sheets	2
Consolidated Statements of Operations	3-4
Consolidated Statements of Changes in Stockholders’ Equity	5
Consolidated Statements of Cash Flows	6
Notes to Consolidated Financial Statements	7

Safe Technologies International, Inc.

Consolidated Balance Sheets

September 30, 2007 and December 31, 2006

	September 30,	December 31,
	2007	2006
	Unaudited	Audited
ASSETS

CURRENT ASSETS
Cash	$20,606	$9,948
Accounts receivable, net of allowance for doubtful accounts of $2,700 and $1,500 at September 30, 2007 and December 31, 2006 respectively	867	4,003
Total current assets	21,473	13,951

PROPERTY AND EQUIPMENT
Furniture, fixtures, and equipment	6,801	6,801
Less: Accumulated depreciation	(6,801)	(6,801)
Total property and equipment	—	—

OTHER ASSETS
Deposits	852	893
Total other assets	852	893

Total Assets	$22,325	$14,844

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	134,883	146,787
Notes and loans payable	1,463,309	1,255,934
Deferred revenue	970	1,300

Total current liabilities	1,599,162	1,404,021

Total liabilities	1,599,162	1,404,021

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.00001 par value, 999,999,000 shares authorized; 932,631,602 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	9,326	9,326
Additional paid-in capital	7,441,803	7,441,803
Subscriptions received	12,000	12,000
Retained earnings (deficit)	(9,039,966)	(8,852,306)

Total stockholders' equity (deficit)	(1,576,837)	(1,389,177)

Total Liabilities and Stockholders' Equity (Deficit)	$22,325	$14,844

The accompanying notes are an integral part of the financial statements

Safe Technologies International, Inc.

Consolidated Statements of Operations

Nine months ended September 30, 2007 and 2006

(Unaudited)

	2007	2006

REVENUES

Sales, net of customer returns	$9,515	$22,209

Net sales	9,515	22,209

COST OF OPERATIONS

Cost of operations	9,900	19,675

Total cost of operations	9,900	19,675

Gross Profit	(385)	2,534

OPERATING EXPENSES

Selling, general and administrative expenses	60,936	75,145

Total operating expenses	60,935	75,145

Operating income (loss)	(61,320)	(72,611)

OTHER INCOME (EXPENSE)

Interest expense	(126,340)	(107,184)

Total other income (expense)	(126,340)	(107,184)

Loss before provision for income taxes	(187,660)	(179,795)
Income taxes	—	—

Net income (loss)	$(187,660)	$(179,795)

Net income (loss) per common share, basic	$(0)	$(0)

Weighted average number of common shares outstanding	932,631,602	932,631,602

The accompanying notes are an integral part of the financial statements

Safe Technologies International, Inc.

Consolidated Statements of Operations

Three months ended September 30, 2007 and 2006

Unaudited

	2007	2006
REVENUES

Sales, net of customer returns	$2,558	$10,020

Net sales	2,558	10,020

COST OF OPERATIONS

Cost of operations	3,300	13,075

Total cost of operations	3,300	13,075

Gross Profit	(742)	(3,055)

OPERATING EXPENSES

Selling, general and administrative expenses	18,174	25,346

Total operating expenses	18,174	25,346

Operating income (loss)	(18,916)	(28,401)

OTHER INCOME (EXPENSE)

Interest expense	(43,366)	(36,975)

Total other income (expense)	(43,366)	(36,975)

Loss before provision for income taxes	(62,282)	(65,376)
Income taxes	—	—

Net income (loss)	$(62,282)	$(65,376)

Net income (loss) per common share, basic	$—	$(0)

Weighted average number of common shares outstanding	932,631,602	932,631,602

The accompanying notes are an integral part of the financial statements

Safe Technologies International, Inc.

Consolidated Statements of Stockholders' Equity (Deficit)

September 30, 2007

	Number of Shares	Common Stock	Additional Paid-In Capital	Subs. Received	Accumulated Deficit
BALANCE, December 31, 2005	932,631,602	$9,326	$7,441,803	$12,000	$(8,617,060)

Net loss					(235,246)

BALANCE, December 31, 2006	932,631,602	9,326	7,441,803	12,000	(8,852,306)

Net loss for the Nine months					(187,660)

BALANCE, September 30, 2007	932,631,602	$9,326	$7,441,803	$12,000	$(9,039,966)

The accompanying notes are an integral part of the financial statements

Safe Technologies International, Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2007 and 2006

(Unaudited)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(187,660)	$(179,795)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Bad debt expense	1,200	2,113
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	1,936	(381)
(Increase) decrease in other assets	41	426
Increase (decrease) in accounts payable and accrued expenses	5,631	(15,987)
Increase (decrease) in accrued interest	126,340	107,184
Increase (decrease) in deferred revenue	(330)	(1,403)

Net cash provided (used) by operating activities	(52,842)	(87,843)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided (used) by investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in shareholders loans	63,500	90,000

Net cash provided (used) by financing activities	63,500	90,000

Net increase (decrease) in cash	10,658	2,157
CASH and equivalents, beginning of period	9,948	4,294

CASH and equivalents, end of period	$20,606	$6,451

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of taxes in cash	$—	$—
Expenses paid with common stock	$—	$—
Payment of interest in cash	$—	$—

The accompanying notes are an integral part of the financial statements

Safe Technologies International, Inc.

Notes to Consolidated Financial Statements

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company was incorporated under the laws of the State of Delaware on May 21, 1987 as Safe Aid Products, Inc. On February 9, 1998, the Company changed its name to Safe Technologies International, Inc. Safe Technologies International, Inc. (ASafe Tech@) is a multi-faceted company specializing in Internet services and products.

a) Basis of presentation

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. As such, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and these adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the year ended on December 31, 2006 on Form 10-KSB of Safe Technologies International Inc. as filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results for the full fiscal year ending December 30, 2007.

b) Principles of consolidation

The consolidated financial statements include the accounts of Safe Technologies International, Inc. and its subsidiaries, Total Micro Computers, Inc., Connect.ad, Inc., Connect.ad Services, Inc. and Internet Associates International, Inc. All material inter-company transactions and balances have been eliminated in the consolidated financial statements.

c) Use of estimates

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

d) Revenue recognition

Revenues of Safe Technologies International, Inc. are recognized at the time the services are rendered to customers. Services are rendered when the Company=s representatives receive the customer=s requests and completes the customer=s orders. Quarterly hosting fees are charged in advance, and recognized as earned.

e) Net loss per share, basic

Net income per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. Net income per share, diluted, is not presented as no potentially dilutive securities are outstanding.

f) Cash equivalents

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

g) Concentration risks

The Company=s sources of revenue and accounts receivable are comprised primarily of customers in the Internet industry. The Company requires no collateral from its customers.

Safe Technologies International, Inc.

Notes to Consolidated Financial Statements

h) Advertising

Advertising costs, which are included in selling, general and administrative expenses, are expensed as costs are incurred.

i) Deferred revenue

Deferred income arises in the normal course of business from the development of new web site contracts and advance payments for services.

j) Fixed assets

Fixed assets are recorded at cost. Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets of generally five or ten years. Expenditures for maintenance and repairs are charged to operations as incurred. Fixed assets were fully depreciated for the year ended December 31, 2006

k) Intangible assets

The Company continually evaluates the carrying value of goodwill and other intangible assets to determine whether there are any impairment losses. If indicators of impairment are present in intangible assets used in operations and future cash flows are not expected to be sufficient to recover the assets= carrying amount, an impairment loss would be charged to expense in the period identified.

(2) GOING CONCERN.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company=s financial position and operating results raise substantial doubt about the Company=s ability to continue as a going concern, as reflected by: the net loss of $ 187,660 for the nine months ended September 30, 2007, $253,246 for the year December 31, 2006, and the total cumulative loss of approximately $9,039,966. The ability of the Company to continue as a going concern is dependent upon developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently pursuing acquisitions of viable business=s in conjunction with seeking additional capital to fund its planned operations.

(3) INCOME TAXES.

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes at December 31 2006 of approximately $ 6,900,000 with the latest expiring $ 236,000, $ 418,000, $ 368,000, $435,000, and $576,000 at December 31, 2021, 2000, 2019, 2018 and 2017, respectively. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

The differences between Federal income tax rates and the effective income tax rates are:

	September 30, 2007	December 31, 2006
Statutory federal income tax rate	34%	34%
Valuation allowance	(34)	(34)
Effective tax rate	—	—

Safe Technologies International, Inc.

Notes to Consolidated Financial Statements

(4) STOCKHOLDERS= EQUITY.

The Company has authorized 999,999,000 shares of $.00001 par value common stock, with 932,631,602 shares issued and outstanding. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance.

(5) COMMITMENTS AND CONTINGENCIES.

The Company rents office space in Boca Raton, Florida under an annual lease that commenced in October 2005. The total rent for 2006 was $5,155 and $4,026 for the nine months ended September 30, 2007. Future lease expenses are approximately $ 1,387 in 2007.

(6) SHORT-TERM DEBT.

At September 30, 2007 and December 31, 2006, total short-term debt consisted of the following:

	September 30 2007	December 31, 2006

12% Notes and Loans payable to a shareholder and related affiliates, unsecured, and due upon demand. Upon default, the notes become due immediately at an interest rate of 18%.	$1,463,308	$1,255,934

Total short-term notes	$1,463,308	$1,255,934

Interest expense for the year ended December 31, 2006 was $ 137,593 and $82,974 for the nine months ended September 30, 2007. All the balances were unpaid and accrued. The 2006 accrued interest balance had been added to the principle balance as of January 1, 2007.

(7) RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the impact the adoption of SFAS No. 157 will have on its consolidated financial position and results of operations.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (“FIN No. 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006 and as such, the Company will adopt FIN No. 48 on January 1, 2007. The Company does not expect the adoption of FIN No. 48 to have a material effect on its consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No., 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment to FASB Statements No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007; however early adoption is permitted. The Company does not expect the adoption of SFAS No. 159 to have a material effect on its consolidated financial position and results of operations.

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

COMPARISON OF THE PERIODS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006

Revenues were $9,515 and $22,209, respectively, for the nine months ended September 30, 2007 and 2006. The decrease in revenues is primarily a result of increased competition for the services offered by IAI, our sole active subsidiary.

Cost of Operations were $9,900 and $19,675, respectively, for the nine months ended September 30, 2007 and 2006, reflecting our elimination of variable costs in connection with the activities of IAI.

General and administrative expenses were $60,936 and $75,145, respectively, for the nine months ended September 30, 2007 and 2006. The decrease reflects reductions in rent and general expenses as a result of a lack of business activity.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, we had a $1,577,689 working capital deficit, compared to a $1,390,070 working capital deficit as of December 31, 2006. The increase of $187,619 is primarily due to our operating at a loss while we await a suitable acquisition transaction. We will continue to have limited revenues, and are essentially dependant on our primary shareholder to fund operating shortfalls. There can be no assurance that our cash flow will increase in the near future, or that revenues generated from our existing subsidiary operations will be sufficient to allow us to pursue new profitable ventures.

RISK FACTORS

Our operating subsidiary, IAI, is engaged in providing support to those involved in commerce on the Internet platform. The viability of IAI’s customers is dependent upon their success in e-commerce. Customers unable to compete in e-commerce may fail, and as a result, we would lose a customer.

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

Our shares are classified as “penny stock,” which will make it more difficult to sell than exchange-traded stock. Our common stock is subject to the Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers that sell such securities to other than established customers or accredited investors. For purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets exceeding $5,000,000 or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of purchasers of our securities to buy or sell in any market that may develop.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate “penny stocks”. A “penny stock” is any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Securities and Exchange Act of 1934, as amended. The rules may further affect the ability of owners of our shares to sell their securities in any market that may develop for them. Shareholders should be aware that, according to the Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

•

control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•

manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•

“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•

excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•

the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Concentration of ownership may reduce the control by other shareholders. Our largest shareholder owns almost 50% of our voting stock. As a result, other investors in our common stock may not have much influence on corporate decision-making.

Issuance of additional shares would have the effect of diluting the interest of existing shareholders. In connection with any acquisition, we may issue additional shares. Any additional issuances of common stock by us from our authorized but unissued shares will have the effect of diluting the percentage interest of existing shareholders.

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

ITEM 3.

CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time frames specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and its principal financial officer, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures in Rule 13a-15(f). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control, objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, based on an evaluation of the Company’s controls and procedures, the Company’s Chief Executive Officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective.

There have been no significant changes in the Company’s internal controls, or in other factors that could significantly affect the internal controls, during the last fiscal quarter.

PART II – OTHER INFORMATION

ITEM 6.

EXHIBITS.

31.1

Certification of principal executive officer

31.2

Certification of principal financial officer

32

Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2007

Safe Technologies International, Inc.
(Registrant)

By:	/s/ RANDI SWATT
Randi Swatt, Chief Executive Officer