Form 10KSB
period 2007-12-31
SAFE TECHNOLOGIES INTERNATIONAL INC
filed 2008-04-01
CIK 829117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-KSB

———————

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————

Safe Technologies International, Inc.

(Name of small business issuer in its charter)

———————

Delaware	000-17746	22-2824492
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

123 NW 13 Street, Suite 30408, Boca Raton, FL 33432

(Address of Principal Executive Office) (Zip Code)

(561) 832-2700

(Registrant’s telephone number, including area code)

N/A

(Former name or former address, if changed since last report)

———————

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.00001 per share
(Title of Class)

———————

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The issuer's revenues for its most recent fiscal year were $12,117.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of March 24, 2008, was approximately $139,052.

The number of shares outstanding of the issuer's common stock, as of March 20, 2008, was 932,631,602.

DOCUMENTS INCORPORATED BY REFERENCE

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

From 1998 through 2001, we focused on developing and acquiring, as subsidiaries, companies operating in the e-commerce industry. Acquisitions included Internet Associates International, Inc. (“IAI”), which remains an active subsidiary, and three related companies known as Connect.ad, Inc., Connect.ad Services, Inc., and Connect.ad of South Florida, Inc., which are no longer active.  All acquisitions were purchased with our stock.  As competition intensified in the e-commerce industry, we turned our efforts toward acquisitions in other technological and related industries. We entered into several agreements with foreign consultants in order to increase the number of business candidates that might result in potential acquisitions.

In March 2002, we merged one of our wholly owned subsidiaries, Internet Commerce, Inc. ("ICI") with ProCon Systems, ApS, which provided information technologies services to the global travel industry. As a result of the merger, we owned eight percent of ProCon. However, ProCon’s funding commitment was not fulfilled, its business foundered, and we have written off our investment in ProCon.

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

Current Business.  We are now a holding company with one active and three inactive wholly-owned subsidiaries.  Our active subsidiary is Internet Associates International, Inc. (“IAI”).  IAI is a website hosting company.

We continue to be receptive to possible acquisition candidates, but have not yet been presented with an opportunity worthy of presenting for Board of Director and/or shareholder approval.

Since July 2004, we have not been actively searching out business opportunities, because Universal Equity Holdings LLC, which purchased approximately 24% of our outstanding stock in July 2004, had been unable to transfer of record the shares that it purchased. Since this could have had a material effect on any shareholder vote which might have been required in connection with a business opportunity, we were waiting until this situation was rectified before resuming an active search for business opportunities.

In July 2007, our largest shareholder, Franklin Frank, and certain companies controlled by Mr. Frank, obtained a judgment against Universal Equity Holdings and its principal. Among other things, the judgment gives to Mr. Frank or his designee title to the shares purchased by Universal Equity Holdings. We expect title to those shares to be transferred of record in the near future, which will then allow those shares to be voted. Once the shares have been transferred of record, we expect to resume our search for business opportunities.

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

Employees. We currently have no employees.  Our administrative functions are fulfilled through contractual services provided by our Secretary and acting Chief Executive Officer.

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

No matters were submitted to a vote by security holders during 2007.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is traded in the over-the-counter market under the symbol "SFAD". The following table sets forth the high and low bid, as reported by Stockwatch, for our common stock for the calendar periods indicated.

Period	Bid High/Low
2006
1st Quarter	.0028/.0023
2nd Quarter	.0025/.0010
3rd Quarter	.0029/.0012
4th Quarter	.0023/.0012

2007
1st Quarter	.0014/.0011
2nd Quarter	.0014/.0010
3rd Quarter	.0012/.0006
4th Quarter	.0009/.0003

The average of the bid and ask price of our common stock in the over-the-counter market as of the most recent available date, March 20, 2008 was .0003 per share. The above quotations do not include retail mark-ups, mark-downs or commissions and represents prices between dealers and not necessarily actual transactions. The past performance of our securities is not necessarily indicative of future performance.

Holders of Record

As of March 20, 2008, we believe there were approximately 15,000 shareholders of record of our common stock, including beneficial owners holding shares through nominee name.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007 & 2006

For the years ended December 31, 2007 and 2006, the Company recorded revenues of $12,117 and $27,450 respectively. The decrease from 2006 to 2007 is due to declining revenues from IAI, our operating subsidiary, as a result of competitive pressures. Due to our decreasing operations, our operational costs decreased to $13,200 from $22,975 in 2006. Because our revenues decreased more than our expenses, we incurred a gross loss of $1,083 in 2007, compared to a gross profit of $4,475 in 2006.

Our sales and general and administrative expenses decreased to $84,610 in 2007, compared to $102,128 in 2006. As a result, our operating loss decreased to $85,693 from $97,653 in 2006.

Because our continuing operation is being funded by loans from a major shareholder, our interest expense has been increasing, to $172,091 from $137,593 in 2006.  The shareholder has been allowing interest to accrue, foregoing current payment, because of the limited funds available to the company.  Our net loss for 2007 was $257,784, compared to $235,246 in 2006.

LIQUIDITY/WORKING CAPITAL

At December 31, 2007, the company had total assets of $8,586, and a working capital deficit of $1,647,900, compared to a working capital deficit of $1,390,070 as of December 31, 2006. The increase in working capital deficit is the result of the losses we incurred in 2007, which were funded by loans from a major shareholder.

There can be no assurance that our financial condition will improve. We continue to evaluate our options for raising additional working capital, but in order to do so we must increase our base of business operations.  Meanwhile, we are dependant upon funding from one of our major shareholders to meet expenses.

NET OPERATING LOSS CARRY-FORWARDS

We have net operating loss carry-forwards of approximately $7,080,000 with the latest expiring $257,000, $282,000, $236,000, $418,000 and $368,000 at December 31, 2022, 2021, 2020, 2019 and 2018, respectively.  The Company has established a one hundred percent (100%) valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

GOING CONCERN

We are the subject of a "going concern" audit opinion. Such qualification was issued because we have incurred continuing losses from operations. As of December 31, 2007, we had negative working capital of $1,647,900, which raises substantial doubt about our ability to continue as a going concern.

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

ITEM 7.

FINANCIAL STATEMENTS

SAFE TECHNOLOGIES INTERNATIONAL, INC.

FINANCIAL STATEMENTS

December 31, 2007

TABLE OF CONTENTS

December 31, 2007

Page

Financial Statements

Auditors’ Report

8

Balance Sheets

9

Statements of Operations

10

Statement of Stockholders’ Equity (Deficit)

11

Statements of Cash Flows

12

Notes to Financial Statements

13-15

Baum & Company, P.A.

1515 University Dr. Suite 226

Coral Springs FL 33071

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Safe Technologies International Inc.

We have audited the accompanying consolidated balance sheets of Safe Technologies International Inc. as of December 31, 2007 and 2006, and the related statements of operations, stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Safe Technologies International  Inc. as of  December 31, 2007 and 2006  and the related consolidated results of operations, stockholders’ deficiency and cash flows for the years then ended in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements the Company has experience a loss in 2007 and 2006 and since inception.  The Company’s financial position and operating results raise substantial doubts about its ability to continue a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baum & Company PA

Coral Springs, Florida

March 28, 2008

Safe Technologies International, Inc.

Consolidated Balance Sheets

December 31,  2007 and December 31, 2006

	December 31,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash	$6,777	$9,948
Accounts receivable, net of allowance for doubtful accounts of
$2,500 and $1,500 at December 31, 2007 and December 31, 2006 respectively	870	4,003
Total current assets	7,647	13,951
PROPERTY AND EQUIPMENT
Furniture, fixtures, and equipment	5,644	6,801
Less: Accumulated depreciation	(5,644)	(6,801)
Total property and equipment	—	—
OTHER ASSETS
Deposits	939	893
Total other assets	939	893
Total Assets	$8,586	$14,844
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	186,038	146,787
Notes and loans payable	1,468,309	1,255,934
Deferred revenue	1,200	1,300
Total current liabilites	1,655,547	1,404,021
Total liabilites	1,655,547	1,404,021
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.00001 par value, 999,999,000 shares authorized;	9,326	9,326
932,631,602 shares issued and outstanding at
December 31, 2007 and December 31, 2006, respectively
Additional paid-in capital	7,441,803	7,441,803
Subscriptions received	12,000	12,000
Retained earnings (deficit)	(9,110,090)	(8,852,306)
Total stockholders' equity (deficit)	(1,646,961)	(1,389,177)
Total Liabilities and Stockholders' Equity (Deficit)	$8,586	$14,844

The accompanying notes are an integral part of the financial statements

Safe Technologies International, Inc.

Consolidated Statements of Operations

for the years  ended December 31, 2007 and 2006

	2007	2006
REVENUES
Sales, net of customer returns	$12,117	$27,450
Net sales	12,117	27,450
COST OF OPERATIONS
Cost of operations	13,200	22,975
Total cost of operations	13,200	22,975
Gross Profit (Loss)	(1,083)	4,475
OPERATING EXPENSES
Selling, general and adminstrative expenses	84,610	102,128
Total operating expenses	84,610	102,128
Operating income (loss)	(85,693)	(97,653)
OTHER INCOME (EXPENSE)
Interest expense	(172,091)	(137,593)
Total other income (expense)	(172,091)	(137,593)
Loss before provision for income taxes	(257,784)	(235,246)
Income taxes	—	—
Net income (loss)	$(257,784)	$(235,246)
Net income (loss) per common share, basic	$(0)	$(0)
Weighted average number of common shares outstanding	932,631,602	932,631,602

The accompanying notes are an integral part of the financial statements

Safe Technologies International, Inc.

Consolidated Statements of Stockholders' Equity (Deficit)

December 31, 2007

	Number of Shares	Common Stock	Additional Paid-In Capital	Subs. Received	Accumulated Deficit
BALANCE, December 31, 2005	932,631,602	9,326	7,441,803	12,000	(8,617,060)
Net loss					(235,246)
BALANCE, December 31, 2006	932,631,602	9,326	7,441,803	12,000	(8,852,306)
Net loss for Twelve months					(257,784)
BALANCE, December 31, 2007	932,631,602	$ 9,326	$ 7,441,803	$ 12,000	$(9,110,090)

The accompanying notes are an integral part of the financial statements

Safe Technologies International, Inc.

Consolidated Statements of Cash Flows

For the years  Ended December 31,  2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(257,784)	$(235,246)
Adjustments to reconcile net (loss) to net cash provided by
operating activities:
Bad debt expense	5,670	7,686

Changes in operating assets and liabilites:
(Increase) decrease in accounts receivable	2,083	741
(Increase) decrease in other assets	(46)	2,330
Increase (decrease) in accounts payable and accrued expenses	6,415	(21,260)
Increase (decrease) in accrued interest	172,091	129,906
Increase (decrease) in deferred revenue	(100)	(1,503)

Net cash provided (used) by operating activities	(71,671)	(117,346)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided (used) by investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in shareholders loans	68,500	123,000

Net cash provided (used) by financing activities	68,500	123,000

Net increase (decrease) in cash	(3,171)	5,654
CASH and equivalents, beginning of period	9,948	4,294

CASH and equivalents, end of period	6,777	$ 9,948

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Payment of taxes in cash	$—	$—
Expenses paid with common stock	$—	$—
Payment of interest in cash	$—	$—

The accompanying notes are an integral part of the financial statements

Safe Technologies International, Inc.

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

The Company was incorporated under the laws of the State of Delaware on May 21, 1987 as Safe Aid Products, Inc.  On February 9, 1998, the Company changed its name to Safe Technologies International, Inc.  Safe Technologies International, Inc. (Safe Tech) is a multi-faceted company specializing in Internet services and products.

a) Principles of consolidation.-

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

c) Revenue recognition.-

Revenues of Safe Technologies International, Inc. are recognized at the time the services are rendered to customers.  Services are rendered when the Company’s representatives receive the customer’s requests and completes the customer’s orders. Quarterly hosting fees are charged in advance, and recognized as earned.

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

f) Concentration risks.-

The Company’s sources of revenue and accounts receivable are comprised primarily of customers in the Internet industry.  The Company requires no collateral from its customers.

g) Advertising.-

Advertising costs, which are included in selling, general and administrative expenses, are expensed as costs are incurred.

h) Deferred revenue.-

Deferred income arises in the normal course of business from advance payments for services.

i) Fixed assets.-

Fixed assets are recorded at cost.  Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets of generally five or ten years.  Expenditures for maintenance and repairs are charged to operations as incurred.  Fixed assets were fully depreciated for the year ended December 31, 2007

j) Intangible assets.-

The Company continually evaluates the carrying value of goodwill and other intangible assets to determine whether there are any impairment losses.  If indicators of impairment are present in intangible assets used in operations and future cash flows are not expected to be sufficient to recover the assets’ carrying amount, an impairment loss would be charged to expense in the period identified.

(2) Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s financial position and operating  results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by: the net loss of $257,784  for the twelve months ended December 31, 2007, $235,246  for the year December 31, 2006, and the total cumulative loss of approximately $9,110,090. The ability of the Company to continue as a going concern is dependent upon developing sales and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(3) Income Taxes

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes.  The Company had net operating loss carry-forwards for income tax purposes at December 31, 2006 of approximately $7,080,000 with the latest expiring $257,000, $272,000, $236,000, $418,000 and $368,000, at December 31, 2022, 2021, 2000, 2019 and 2018, respectively.  The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

The differences between Federal income tax rates and the effective income tax rates are:

	December 31, 2007	December 31, 2006
Statutory federal income tax rate	34%	34%
Valuation allowance	(34)	(34)
Effective tax rate	—	—

(4) Stockholders’ Equity

The Company has authorized 999,999,000 shares of $.00001 par value common stock, with 932,631,602 shares issued and outstanding. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance.

(5) Commitments and Contingencies

The Company rents office space in Boca Raton, Florida under an annual lease that commenced in October 2005. The total rent for 2007 was $5,412.  Future lease expenses are approximately $5,700 in 2008.

(6) Short-Term Debt

At December 31, 2007 and December 31, 2006, total short-term debt consisted of the following:

	December 31, 2007	December 31, 2006
12% Notes and Loans payable to a shareholder and related affiliates, unsecured, and due upon demand. Upon default, the notes become due immediately at an interest rate of 18%.	$1,463,309	$1,255,934
Total short-term notes	$1,463,309	$1,255,934

Interest expense for 2007 was $172,091 and $137,593 for the year ended December 31, 2007.  All the balances were unpaid and accrued.  The 2006 accrued interest balance was added to the principle balance as of January 1, 2007.

(7) Recent Accounting Pronouncements

In May 2007, the FASB issued FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“the FSP”), which provides guidance for determining whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  Under the FSP, a tax position could be effectively settled on completion of examination by a taxing authority is the entity does not intend to appeal or litigate the result and it is remote that the taxing authority would examine or re-examine the tax position.  The Company does not expect that this interpretation will have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141, “Business Combinations,” which establishes how an acquiring company recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any non-controlling interests in the acquired entity.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company does not expect that this interpretation will have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.”  SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R).  SFAS No. 160 is effective for fiscal years beginning December 15, 2008.  The Company does not expect that this interpretation will have a material impact on its financial statements.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with Accountants on Accounting and Financial Disclosure in 2007.

ITEM 8A.

CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information, including financial information, required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time frames specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its chief executive officer, who is currently serving as the Company's principal financial officer, to allow timely decisions regarding required disclosure based closely on the definition of disclosure controls and procedures in  Rule 13a-15(f). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control, objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, based on an evaluation of the Company’s controls and procedures, the Company's chief executive officer and principal financial officer concluded that the Company's disclosure controls and procedures, including those pertaining to financial disclosure, were effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

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

Name	Age	Position Held with Registrant
Valda Reinbergs	56	Director, Secretary
Randi Swatt	48	Director, acting Chief Executive Officer
Bruce E. Taylor	53	Director
Glenn Wistey		Director

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

AUDIT COMMITTEE AND CODE OF ETHICS

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Our directors and executive officers, and beneficial owners of more than ten percent of our stock, are required by Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to report to the SEC their transactions in, and beneficial ownership of, our common stock, including any grants of options to purchase common stock.

None of our directors have yet filed with the SEC the Form 3 required of them as a director.  To our knowledge, none of them have bought or sold any of our stock since their appointment as directors.

ITEM 10.

EXECUTIVE COMPENSATION

The following table sets forth all compensation paid or earned for services rendered to the Company in all capacities during the years ended December 31, 2007, 2006 and 2005, by our acting Chief Executive Officer (the "Named Officers").  No other executive officer received total annual salary, bonus and other compensation in excess of $100,000 in those periods.

Annual Compensation
Name And Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)
Randi Swatt (acting CEO)	2007 2006 2005	0 0 0	0 0 0	0 0 10,425 (1)

———————

(1)

Represents 6,950,000 shares of restricted common stock, valued at $.0015 per share.

Options Granted and Options Exercised During 2007

The Company did not grant any options during the fiscal year ended December 31, 2007. None of the Company's directors or executive officers own any options to purchase shares of the Company's common stock.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the number of shares of the Company's Common Stock that are beneficially owned by (i) each executive officer of the Company, (ii) each director of the Company and (iii) each shareholder of the Company who owns more than 5% of the Company's Common Stock as of December 31, 2007. An asterisk indicates beneficial ownership of less than 1% of the Company's outstanding stock. Except as otherwise indicated, each of the shareholders listed below has voting and investment power over the shares beneficial owned and the address of each beneficial owner is c/o the Company at 123 NW 13 Street, Suite 30408, Boca Raton, FL 33432. As of December 31, 2007, there were issued and outstanding 932,631,602 shares of the Company's common stock.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percent of Class
Ruth Deutsch 123 NW 13 Street, Suite 30408 Boca Raton, FL 33432 Shareholder	450,870,657(1)	48.3
Franklin Frank 123 NW 13 Street, Suite 30408 Boca Raton, FL 33432 Shareholder	450,870,657(1)	48.3
Valda Reinbergs 123 NW 13 Street, Suite 30408 Boca Raton, FL 33432 Director and Secretary	8,264,161(2)	31
Randi Swatt 123 NW 13 Street, Suite 30408 Boca Raton, FL 33432 Director and acting CEO	9,990,370	1.1
Bruce E. Taylor 523 Michigan Ave. Lakeland, FL 33801 Director	0	31
Glenn Wistey Address unknown	0(3)	31
All Officers and Directors as a group (4 persons)	18,254,531	2.0

———————

(1)

Includes 34,000,000 shares held by LVDB, Inc., a corporation controlled by Franklin Frank, Ms. Deutsch's husband, 34,000,000 shares held by Franklin Frank, 225,000,000 shares beneficially owned by Mr. Frank pending transfer to Mr. Frank or an entity designated by him, 4,000,000 shares by Lenore Hardy, Mr. Frank's daughter, and 2,000,000 shares owned by Charles Frank, Mr. Frank's son. Ms. Deutsch disclaims any beneficial interest in the shares held by her husband.

(2)

Represents shares held by Ms. Reinbergs’ husband.

(3)

This information is presented to the best of our knowledge, since we have not been able to contact Mr. Wistey.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Franklin Frank and/or entities controlled by him have lent us money from time to time in order to fund our operations.  In addition, Mr. Frank and/or affiliates purchased two notes given by us to former officers for loans to us.  The total amount we now owe to Mr. Frank and/or affiliates is $1,640,400 as of December 31, 2007.

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit Index

31.1

Rule 13a-14(a)/15d-14(a) Certification – acting Chief Executive Officer

31.2

Rule 13a-14(a)/15d-14(a) Certification – acting Chief Financial Officer

32

Section 1350 Certifications

(b) Reports on Form 8-K

The Company filed no Reports on Form 8-K during the quarter ended December 31, 2007.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $24,000 in 2006 and $25,000 in 2007.

TAX FEES

The aggregate fees billed to the Company for professional services rendered for completion of the Company's tax returns was $850 in 2006 and $925 in 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2008

SAFE TECHNOLOGIES INTERNATIONAL, INC.

By:	/s/ RANDI SWATT
Randi Swatt,
acting Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RANDI SWATT	Director, acting Chief Executive Officer	March 31, 2008
Randi Swatt	and acting Chief Financial Officer (principal executive officer and principal financial officer)

/s/ VALDA REINBERGS	Director	March 31, 2008
Valda Reinbergs

	Director	March 31, 2008
Bruce E. Taylor