Form 10QSB
period 2008-03-31
SAFE TECHNOLOGIES INTERNATIONAL INC
filed 2008-05-15
CIK 829117

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2008
                                                 --------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 932,631,602 shares of common stock as of May 1, 2008

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

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

                      Safe Technologies International, Inc.
                           Consolidated Balance Sheets
                      March 30, 2008 and December 31, 2007

                                                                                March 31,       December 31,
                                                                                  2008              2007
                                                                               -----------      -----------
                                      ASSETS                                   (Unaudited)        (Audited)

CURRENT ASSETS
    Cash                                                                       $     4,660      $     6,777
    Accounts receivable, net of allowance for doubtful accounts of
    $3,064 and $2,500 at March 31, 2008 and December 31, 2007 respectively           1,448              870
                                                                               -----------      -----------
       Total current assets                                                          6,108            7,647
                                                                               -----------      -----------

PROPERTY AND EQUIPMENT
    Furniture, fixtures, and equipment                                               5,644            5,644
    Less: Accumulated depreciation                                                  (5,644)          (5,644)
                                                                               -----------      -----------
       Total property and equipment                                                   --                  0
                                                                               -----------      -----------

OTHER ASSETS
    Deposits                                                                           939              939
                                                                               -----------      -----------
       Total other assets                                                              939              939

                                                                               -----------      -----------
Total Assets                                                                   $     7,047      $     8,586
                                                                               ===========      ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
    Accounts payable and accrued expenses                                           63,997          186,038
    Notes and loans payable- related parties                                     1,665,900        1,468,309
    Deferred revenue                                                                 1,028            1,200
                                                                               -----------      -----------

       Total current liabilites                                                  1,730,925        1,655,547
                                                                               -----------      -----------

Total liabilites                                                                 1,730,925        1,655,547
                                                                               -----------      -----------

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, $.00001 par value, 999,999,000 shares authorized;                  9,326            9,326
    932,631,602 shares issued and outstanding at
    March 31, 2008 and December 31, 2007, respectively
    Additional paid-in capital                                                   7,441,803        7,441,803
    Subscriptions received                                                          12,000           12,000
    Retained earnings (deficit)                                                 (9,187,007)      (9,110,090)
                                                                               -----------      -----------

       Total stockholders' equity (deficit)                                     (1,723,878)     $(1,646,961)
                                                                               -----------      -----------

Total Liabilities and Stockholders' Equity (Deficit)                           $     7,047      $     8,586
                                                                               ===========      ===========



    The accompanying notes are an intergral part of the financial statements

                      Safe Technologies International, Inc.
                      Consolidated Statements of Operations
               For the three months ended March 31, 2008 and 2007


                                                             2008               2007
                                                         -------------      -------------
                                                          (unaudited)        (unaudited)


      REVENUES                                           $       2,809      $       2,952

      COST OF OPERATIONS                                         3,300              3,300
                                                         -------------      -------------

Gross Profit (Loss)                                               (491)              (348)
                                                         -------------      -------------

OPERATING EXPENSES

    Selling, general and adminstrative expenses                 26,610             18,976
                                                         -------------      -------------
      Total operating expenses                                  26,610             18,976
                                                         -------------      -------------

Operating income (loss)                                        (27,101)           (19,324)
                                                         -------------      -------------

OTHER INCOME (EXPENSE)

    Interest expense                                           (49,816)           (40,141)

                                                         -------------      -------------
      Total other income (expense)                             (49,816)           (40,141)
                                                         -------------      -------------

Loss before provision for income taxes                         (76,917)           (59,465)
Income taxes                                                      --                 --
                                                         -------------      -------------

Net income (loss)                                        $     (76,917)     $     (59,465)
                                                         =============      =============

Net income (loss) per common share, basic                $          (0)     $          (0)
                                                         =============      =============

Weighted average number of common shares outstanding       932,631,602        932,631,602
                                                         =============      =============

    The accompanying notes are an intergral part of the financial statements

                      Safe Technologies International, Inc.
            Consolidated Statements of Stockholders' Equity (Deficit)
                                 March 31, 2008




                                    Number            Common          Additional          Subs.         Accumulated
                                   of Shares          Stock        Paid-In Capital      Received         Deficit
                                  ------------      ------------     ------------     ------------     ------------
BALANCE, December 31, 2006         932,631,602      $      9,326     $  7,411,803     $     12,000     $ (8,852,306)

  Net loss                            (257,784)

                                  ------------      ------------     ------------     ------------     ------------
BALANCE, December 31, 2007         932,631,602             9,326        7,441,803           12,000       (9,110,090)

  Net loss for  three  months          (76,917)

                                  ------------      ------------     ------------     ------------     ------------
BALANCE, March 31, 2008            932,631,602      $      9,326     $  7,441,803     $     12,000     $ (9,187,007)
                                  ============      ============     ============     ============     ============


    The accompanying notes are an intergral part of the financial statements

                      Safe Technologies International, Inc.
                      Consolidated Statements of Cash Flows
               For the three months ended March 31, 2008 and 2007
                                   (Unaudited)

                                                                       2008          2007
                                                                     --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                    $(76,917)     $(59,465)
Adjustments to reconcile net (loss) to net cash provided by
operating activities:
    Bad debt expense                                                    1,500         2,985

Changes in operating assets and liabilites:
    (Increase) decrease in accounts receivable                         (2,078)         (825)
    (Increase) decrease in prepaid and other assets                    (1,301)
    Increase (decrease) in accounts payable and accrued expenses          234         5,225
    Increase (decrease) in accrued interest                            49,816        40,141
    Increase (decrease) in deferred revenue                              (172)          600
                                                                     --------      --------

Net cash provided (used) by operating activities                      (27,617)      (12,640)
                                                                     --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:

                                                                     --------      --------
Net cash provided (used) by investing activities                         --            --
                                                                     --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in loans from shareholders                                25,500        18,500
                                                                     --------      --------

Net cash provided (used) by financing activities                       25,500        18,500
                                                                     --------      --------

Net increase (decrease) in cash                                        (2,117)        5,860
CASH and equivalents, beginning of period                               6,777         9,948
                                                                     --------      --------

CASH and equivalents, end of period                                  $  4,660      $ 15,808
                                                                     ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Payment of taxes in cash                                             $   --        $   --
                                                                     ========      ========
Expenses paid with common stock                                      $   --        $   --
                                                                     ========      ========
Payment of interest in cash                                          $   --        $   --
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

     a) Basis of presentation

     The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. As such, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and these adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the year ended on December 31, 2007 on Form 10-KSB of Safe Technologies International Inc. as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results for the full fiscal year ending December 30, 2008.

     b) Principles of consolidation-

     The consolidated financial statements include the accounts of Safe Technologies International, Inc. and its subsidiaries, Total Micro Computers, Inc., Connect.ad, Inc., Connect.ad Services, Inc. and Internet Associates International, Inc. All material inter-company transactions and balances have been eliminated in the consolidated financial statements.

     c) Use of estimates.-

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

     d) Revenue recognition.-

     Revenues of Safe Technologies International, Inc. are recognized at the time the services are rendered to customers. Services are rendered when the Company's representatives receive the customer's requests and completes the customer's orders. Quarterly hosting fees are charged in advance, and recognized as earned.

     e) Net loss per share, basic.-

     Net income per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. Net income per share, diluted, is not presented as no potentially dilutive securities are outstanding.

                      Safe Technologies International, Inc.
                   Notes to Consolidated Financial Statements

     f) Cash equivalents.-

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

     g) Concentration risks-

     The Company's sources of revenue and accounts receivable are comprised primarily of customers in the Internet industry. The Company requires no collateral from its customers.

     h) Advertising.-

     Advertising costs, which are included in selling, general and administrative expenses, are expensed as costs are incurred.

     i) Deferred revenue-

     Deferred income arises in the normal course of business from advance payments for services.

     j) Fixed assets.-

     Fixed assets are recorded at cost. Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets of generally five or ten years. Expenditures for maintenance and repairs are charged to operations as incurred. Fixed assets were fully depreciated for the year ended December 31, 2007

     k) Intangible assets-

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

(2) Going Concern.-

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by: the net loss of $ 76,917 for the three months ended March 31, 2008, $ 257,784 for the year December 31, 2007, and the total cumulative loss of approximately $9,187,000. The ability of the Company to continue as a going concern is dependent upon developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                      Safe Technologies International, Inc.
                   Notes to Consolidated Financial Statements


(3) Income Taxes.

     Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes at December 31 2007 of approximately $ 7,080,000 with the latest expiring $ 257,000, $ 272,000, $ 236,000, $ 418,000, and
     $368,000 at December 31, 2022, 2021, 2020, 2019 and 2018, respectively. The
     Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

     The differences between Federal income tax rates and the effective income tax rates are:

                                             March 31,2008    December 31,2007
                                             -------------    ----------------

Statutory federal income tax rate                 34%               34%
Valuation allowance                              (34)              (34)
                                                 ---               ---
Effective tax rate                                 -                 -

(4) Stockholders' Equity.

     The Company has authorized 999,999,000 shares of $.00001 par value common stock, with 932,631,602 shares issued and outstanding. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance.

(5) Commitments and Contingencies.-

     The Company rents office space in Boca Raton, Florida under an annual lease that commenced in October 2005. The total rent for as of March 31, 2008 was $1,409. Future lease expenses are approximately $ 4,500 in 2008.

(6) Short-Term Debt.

     At March 31, 2008 and December 31, 2007, total short-term debt consisted of the following:

                                                                             March 31,                    December 31,
                                                                               2008                          2007
                                                                          ------------                    -----------
         12% Notes and Loans payable to a shareholder
         and related affiliates, unsecured, and due upon
         demand.  Upon default, the notes become due                      $  1,665,900                    $ 1,468,309
                                                                          ------------                    -----------
         immediately at an interest rate of 18%.


         Total short-term notes                                           $  1,665,900                    $ 1,468,309
                                                                          ============                    ===========

     Interest expense for 2007 was $ 172,091 and $49,816 for the three months ended March 31, 2008. All the balances were unpaid and accrued. The 2007 accrued interest balance has been added to the principle balance as of January 1, 2008.

                      Safe Technologies International, Inc.
                   Notes to Consolidated Financial Statements

(7) Recent Accounting Pronouncements

     In May 2007, the FASB issued FIN 48-1, DEFINITION OF SETTLEMENT IN FASB INTERPRETATION NO. 48 ("the FSP"), which provides guidance for determining whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under the FSP, a tax position could be effectively settled on completion of examination by a taxing authority if the entity does not intend to appeal or litigate the result and it is remote that the taxing authority would examine or re-examine the tax position. The Company does not expect that this interpretation will have a material impact on its financial statements.

     In December 2007, the FASB issued SFAS No. 141(R), "BUSINESS COMBINATIONS," which replaces SFAS No. 141, "BUSINESS COMBINATIONS," which, establishes for how an acquiring company recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any non-controlling interests in the acquired entity. SFAS No, 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect that this interpretation will have a material impact on its financial statements.

     In December 2007, the FASB issued SFAS No. 160 "NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL Statements, AN AMENDMENT OF ARB NO. 51." SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51's consolidation procedures for consistency with the requirements of SFAS No. 1419(R). The Company does not expect that this interpretation will have a material impact on its financial statements.

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

COMPARISON OF THE PERIODS ENDED MARCH 31, 2008 AND MARCH 31, 2007

Revenues were $2,809 and $2,952, respectively, for the three months ended March 31, 2008 and 2007, a decrease of approximately 5%. The decrease is reflective of the diminished demand for IAI's website hosting services.

Cost of Operations were $3,300 for each of the three month periods ended March 31, 2008 and 2007, reflecting our elimination of variable costs in connection with the activities of IAI.

General and administrative expenses were $26,610 and $18,976, respectively, for the three months ended March 31, 2008 and 2007. The increase reflects increased legal and auditing expenses.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, we had a working capital deficit of $1,724,817, compared to a $1,647,900 working capital deficit as of December 31, 2007. The increase of $76,917 is primarily due to our operating at a loss while we await a suitable acquisition transaction. We will continue to have limited revenues, and are essentially dependant on our primary shareholder to fund operating shortfalls. There can be no assurance that our cash flow will increase in the near future, or that revenues generated from our existing subsidiary operations will be sufficient to allow us to pursue new profitable ventures.

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


                                        Safe Technologies International, Inc.
                                        (Registrant)



Date: May 13, 2008                      By: /s/ Randi Swatt
    --------------                          ------------------
                                            Randi Swatt, Chief Executive Officer