Form 10QSB
period 2008-06-30
SAFE TECHNOLOGIES INTERNATIONAL INC
filed 2008-08-14
CIK 829117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended:June 30, 2008
Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 932,631,602 shares of common stock as of August 1, 2008

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

SAFE TECHNOLOGIES INTERNATIONAL, INC.

TABLE OF CONTENT

PAGE
PART I – FINANCIAL INFORMATION

Item 1.

Financial Information

3

Consolidated Balance Sheets

3

Consolidated Statements of Operations

4

Consolidated Statements of Operations

5

Consolidated Statements of Stockholders' Equity (Deficit)

6

Consolidated Statements of Cash Flows

7

Notes to Consolidated Financial Statements

8

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operation

11

Item 3.

Controls and Procedures

13

PART II – OTHER INFORMATION

Item 6.

Exhibits.

14

Signatures

15

PART I – FINANCIAL INFORMATION

Item 1.

Financial Information

SAFE TECHNOLOGIES INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2008 AND DECEMBER 31, 2007

	June 30 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$6,305	$6,777
Accounts receivable, net of allowance for doubtful accounts of $3,987 and $2,500 at June 30, 2008 and December 31, 2007 respectively	240	870
Total current assets	6,545	7,647

PROPERTY AND EQUIPMENT
Furniture, fixtures, and equipment	5,644	5,644
Less: Accumulated depreciation	(5,644)	(5,644)
Total property and equipment	—	0

OTHER ASSETS
Deposits	939	939
Total other assets	939	939

Total Assets	$7,484	$8,586

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	109,190	186,038
Notes and loans payable- related parties	1,688,900	1,468,309
Deferred! revenue	610	1,200

Total current liabilites	1,798,700	1,655,547

Total liabilites	1,798,700	1,655,547

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.00001 par value, 999,999,000 shares authorized; 932,631,602 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	9,326	9,326
Additional paid-in capital	7,441,803	7,441,803
Subscriptions received	12,000	12,000
Retained earnings (deficit)	(9,254,345)	(9,110,090)

Total stockholders' equity (deficit)	(1,791,216)	$(1,646,961)

Total Liabilities and Stockholders' Equity (Deficit)	$7,484	$8,586

The accompanying notes are an integral part of the financial statements

SAFE TECHNOLOGIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

	2008	2007
	(unaudited)	(unaudited)

REVENUES	$2,755	$4,005

COST OF OPERATIONS

Cost of operations	3,300	3,300

Total cost of operations	3,300	3,300

Gross Profit (Loss)	(545)	705

OPERATING EXPENSES

Selling, general and administrative expenses	16,256	23,785

Total operating expenses	16,256	23,785

Operating income (loss)	(16,801)	(23,080)

OTHER INCOME (EXPENSE)

Interest expense	(50,537)	(42,833)

Total other income (expense)	(50,537)	(42,833)

Loss before provision for income taxes	(67,338)	(65,913)
Income taxes	—	—

Net income (loss)	$(67,338)	$(65,913)

Net income (loss) per common share, basic	$(0)	$(0)

Weighted average number of common shares outstanding	932,631,602	932,631,602

The accompanying notes are an integral part of the financial statements

SAFE TECHNOLOGIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	2008	2007
	(unaudited)	(unaudited)

REVENUES	$5,564	$6,957

COST OF OPERATIONS
Cost of operations	6,600	6,600
Total cost of operations	6,600	6,600

Gross Profit (Loss)	(1,036)	357

OPERATING EXPENSES
Selling, general and administrative expenses	42,866	42,761

Total operating expenses	42,866	42,761

Operating income (loss)	(43,902)	(42,404)

OTHER INCOME (EXPENSE)
Interest expense	(100,353)	(82,974)

Total other income (expense)	(100,353)	(82,974)

Loss before provision for income taxes	(144,255)	(125,378)
Income taxes	—	—

Net income (loss)	$(144,255)	$(125,378)

Net income (loss) per common share, basic	$(0)	$(0)

Weighted average number of common shares outstanding	932,631,602	932,631,602

The accompanying notes are an integral part of the financial statements

SAFE TECHNOLOGIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

JUNE 30, 2008

	Number of Shares	Common Stock	Additional Paid-In Capital	Subs. Received	Accumulated Deficit
BALANCE, December 31, 2006	932,631,602	$9,326	$7,411,803	$12,000	$(8,852,306)

Net loss
year ending December 31, 2007					(257,784)
BALANCE, December 31, 2007	932,631,602	9,326	7,441,803	12,000	(9,110,090)

Net loss for six months
ending June 30, 2008					$(144,255)
BALANCE, March 31, 2008	932,631,602	$9,326	$7,441,803	$12,000	$(9,254,345)

The accompanying notes are an integral part of the financial statements

SAFE TECHNOLOGIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(144,255)	$(125,378)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Bad debt expense	2,937	750

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,307)	2,291
(Increase) decrease in prepaid and other assets		41
Increase (decrease) in accounts payable and accrued expenses	95,243	82,849
Increase (decrease) in deferred revenue	(590)	(1,030)

Net cash provided (used) by operating activities	(48,972)	(40,477)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided (used) by investing activities	—	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in loans from shareholders	48,500	42,500

Net cash provided (used) by financing activities	48,500	42,500

Net increase (decrease) in cash	(472)	2,023
CASH and equivalents, beginning of period	6,777	9,948

CASH and equivalents, end of period	$6,305	$11,971

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of taxes in cash	$—	$—
Expenses paid with common stock	$—	$—
Payment of interest in cash	$—	$—

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

c)

Revenue recognition.-

Revenues of Safe Technologies International, Inc. are recognized at the time the services are rendered to customers. Services are rendered when the Company’s representatives receive the customer’s request and complete the customer’s orders. Quarterly hosting fees are charged in advance, and recognized as earned.

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

SAFE TECHNOLOGIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

(2)

GOING CONCERN.-

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by: the net loss of $ 144,255 for the six months ended June 30, 2008, $ 257,784 for the year December 31, 2007, and the total cumulative loss of approximately $9,254,000. The ability of the Company to continue as a going concern is dependent upon developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(3)

INCOME TAXES.

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes at December 31 2007 of approximately $ 7,117,800 with the latest expiring $ 295,000, $ 272,000, $ 236,000, $ 418,000, and $ 368,000 at December 31, 2022, 2021, 2020, 2019 and 2018, respectively. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

The differences between Federal income tax rates and the effective income tax rates are:

	December 31, 2007	December 31, 2006
Statutory federal income tax rate	34%	34%
Valuation allowance	(34)	(34)
Effective tax rate	—	—

(4)

STOCKHOLDERS’ EQUITY.

The Company has authorized 999,999,000 shares of $.00001 par value common stock, with 932,631,602 shares issued and outstanding. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance.

(5)

COMMITMENTS AND CONTINGENCIES.-

The Company rents office space in Boca Raton, Florida under an annual lease that commenced in October 2005. The total rent for as of June 30, 2008 was $2,818. Future lease expenses are approximately $ 1,900 in 2008.

SAFE TECHNOLOGIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)

SHORT-TERM DEBT.

At June 30, 2008 and December 31, 2007, total short-term debt consisted of the following:

	June 30 2008	December 31, 2007
12% Notes and Loans payable to a shareholder and related affiliates, unsecured, and due upon demand. Upon default, the notes become due immediately at an interest rate of 18%.	$1,688,900	$1,468,309

Total short-term notes	$1,688,900	$1,468,309

Interest expense for 2007 was $ 172,091 and $100,353 for the six months ended June 30, 2008.  All the balances were unpaid and accrued. The 2007 accrued interest balance has been added to the principle balance as of January 1, 2008.

(7)

RECENT ACCOUNTING PRONOUNCEMENTS

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

RESULTS OF OPERATIONS

Revenues were $2,755 and $4,005, respectively, for the three months ended June 30, 2008 and 2007, and $5,564 and $6,957, respectively, for the six months ended June 30, 2008 and 2007. The decreases in revenue reflect the diminished demand for IAI’s website hosting services.

Costs of Operations were $3,300 for each of the three month periods ended June 30, 2008 and 2007, and $6,600 for each of the six month periods ended June 30, 2008 and 2007, reflecting our elimination of variable costs in connection with the activities of IAI.

General and administrative expenses were $16,256 and $23,785, respectively, for the three months ended June 30, 2008 and 2007, and $42,866 and $42,761, respectively, for the six months ended June 30, 2008 and 2007. These amounts reflect our limited operations and our elimination of variable costs.

Our largest expense is the interest accrued on amounts lent to us from time to time by our largest shareholder in order to fund our operation. As of June 30, 2008, these loans totaled $1,688,900. Interest expense is accrued during the year and, to date, has been capitalized as of the beginning of the following year. Accrued interest expense was $50,537 for the three months ended June 30, 2008, and $100,353 for the six months ended June 30, 2008, compared to $42,833 and $82,974 for the same periods in 2007. The increase reflects additional loans made to us by our largest shareholder and affiliates.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008, we had a working capital deficit of $1,792,155, compared to a $1,647,900 working capital deficit as of December 31, 2007. The increase reflects the fact that we are operating at a loss while we await a suitable acquisition transaction. We will continue to have limited revenues, and are essentially dependant on our primary shareholder to fund operating shortfalls. There can be no assurance that our cash flow will increase in the near future, or that revenues generated from our existing subsidiary operations will be sufficient to allow us to pursue new profitable ventures.

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

SAFE TECHNOLOGIES INTERNATIONAL, INC.
(Registrant)

Date: August 13, 2008	By:	/s/ RANDI SWATT
Randi Swatt, Chief Executive Officer

15