Form 10KSB/A
period 2007-12-31
SAFE TECHNOLOGIES INTERNATIONAL INC
filed 2008-09-17
CIK 829117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10KSB/A

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

(561) 400-3414

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

ITEM 8A.

CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our acting Chief Executive Officer, who is also our acting Chief Financial Officer (“our acting CEO/CFO”). Based upon that evaluation, management concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our acting CEO/CFO, to allow timely decisions regarding required disclosure.

We believe that our financial statements contained in our Annual Report on Form 10-KSB for the year ended December 31, 2007 fairly present our financial condition, results of operations and cash flows in all material respects.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, such that there is a reasonable possibility that a material misstatement of financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our acting CEO/CFO, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date.

Based on its evaluation, management concluded that our internal control over financial reporting was effective as of the Evaluation Date.

This annual report does not include an attestation report of our independent public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in internal control over financial reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2007 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls and procedures

Our management, including our acting CEO/CFO, does not expect that our controls and procedures will prevent all potential errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

The executive officers and directors of the Company are listed below.  Each director was appointed for a term of one year and until their successor is duly elected.

Name	Age	Position Held with Registrant
Valda Reinbergs	56	Director, Secretary
Randi Swatt	48	Director, acting Chief Executive Officer and acting Chief Financial Officer
Bruce E. Taylor	53	Director
Glenn Wistey		Director

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

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percent of Class
Ruth Deutsch 123 NW 13 Street, Suite 30408 Boca Raton, FL 33432 Shareholder	450,870,657(1)	48.3
Franklin Frank 123 NW 13 Street, Suite 30408 Boca Raton, FL 33432 Shareholder	450,870,657(1)	48.3
Valda Reinbergs 123 NW 13 Street, Suite 30408 Boca Raton, FL 33432 Director and Secretary	8,264,161(2)	*
Randi Swatt 123 NW 13 Street, Suite 30408 Boca Raton, FL 33432 Director and acting CEO	9,990,370	1.1
Bruce E. Taylor 523 Michigan Ave. Lakeland, FL 33801 Director	0	*
Glenn Wistey Address unknown	0(3)	*
All Officers and Directors as a group (4 persons)	18,254,531	2.0

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

Date: September 8, 2008

SAFE TECHNOLOGIES INTERNATIONAL, INC.

By:	/s/ RANDI SWATT
Randi Swatt,
acting Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RANDI SWATT	Director, acting Chief Executive Officer	September 8, 2008
Randi Swatt	and acting Chief Financial Officer (principal executive officer and principal financial officer)

/s/ VALDA REINBERGS	Director	September 8, 2008
Valda Reinbergs

	Director	September 8, 2008
Bruce E. Taylor