Form 10KSB/A
period 2007-12-31
SAFE TECHNOLOGIES INTERNATIONAL INC
filed 2008-10-23
CIK 829117

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

ITEM 8A.

CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007 (the “Evaluation Date”) .. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, and a conclusion on this evaluation. This evaluation was carried out under the supervision and with the participation of our acting Chief Executive Officer, who is also our acting Chief Financial Officer (“our acting CEO/CFO”). Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of the Evaluation Date because our annual report for the year ended December 31, 2007 failed to include the required annual report on internal control over financial reporting.

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

Under the supervision and with the participation of our acting CEO/CFO, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date. The evaluation was conducted based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Date: October 23, 2008

SAFE TECHNOLOGIES INTERNATIONAL, INC.

By:	/s/ RANDI SWATT
Randi Swatt,
acting Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RANDI SWATT	Director, acting Chief Executive Officer	October 23, 2008
Randi Swatt	and acting Chief Financial Officer (principal executive officer and principal financial officer)

/s/ VALDA REINBERGS	Director	October 23, 2008
Valda Reinbergs

Director
Bruce E. Taylor