Form 10-Q
period 2008-09-30
SAFE TECHNOLOGIES INTERNATIONAL INC
filed 2008-11-13
CIK 829117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2008
Or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 000-17746

———————

Safe Technologies International, Inc.

(Exact name of registrant as specified in its charter)

———————

Delaware	22-2824492
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

123 NW 13 Street, Suite 30408, Boca Raton, FL 33432

(Address of Principal Executive Office) (Zip Code)

(561) 400-3414

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		✓	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company		✓
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		✓	Yes		No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 932,631,602 shares as of November 1, 2008

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by

a court.			Yes		No

SAFE TECHNOLOGIES INTERNATIONAL, INC.

TABLE OF CONTENTS

PAGE
PART I FINANCIAL INFORMATION

Item 1.       Financial Statements

1

Consolidated Balance Sheets

1

Consolidated Statements of Operations

2

Consolidated Statements of Stockholders' Equity (Deficit)

4

Notes to Consolidated Financial Statements

6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operation

9

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

9

Item 4.       Controls and Procedures

10

Item 4t.       Controls and Procedures

10

PART II OTHER INFORMATION

Item 6.       Exhibits

11

Signatures

12

PART I FINANCIAL INFORMATION

Item 1.

Financial Statements

SAFE TECHNOLOGIES INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2008 and December 31, 2007

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$4,708	$6,777

Accounts receivable, net of allowance for doubtful accounts of $569 and $2,500 at September 30, 2008 and December 31, 2007 respectively	360	870
Total current assets	5,068	7,647

PROPERTY AND EQUIPMENT
Furniture, fixtures, and equipment	5,644	5,644
Less: Accumulated depreciation	(5,644)	(5,644)
Total property and equipment	—	0

OTHER ASSETS
Deposits	939	939
Total other assets	939	939

Total Assets	$6,007	$8,586

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	165,017	186,038
Notes and loans payable- related parties	1,703,900	1,468,309
Deferred revenue	649	1,200

Total current liabilities	1,869,566	1,655,547

Total liabilities	1,869,566	1,655,547

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.00001 par value, 999,999,000 shares authorized; 932,631,602 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively
Additional paid-in capital	7,441,803	7,441,803
Subscriptions received	12,000	12,000
Retained earnings (deficit)	(9,326,688)	(9,110,090)

Total stockholders' equity (deficit)	(1,863,559)	$(1,646,961)

Total Liabilities and Stockholders' Equity (Deficit)	$6,007	$8,586

The accompanying notes are an intergral part of the financial statements

SAFE TECHNOLOGIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2008 and 2007

	2008	2007
	(unaudited)	(unaudited)

Revenues	$1,653	$2,558

COST OF OPERATIONS

Cost of operations	3,300	3,300

Total cost of operations	3,300	3,300

Gross Profit (Loss)	(1,647)	(742)

OPERATING EXPENSES

Selling, general and administrative expenses	19,856	18,174

Total operating expenses	19,856	18,174

Operating income (loss)	(21,503)	(18,916)

OTHER INCOME (EXPENSE)

Interest expense	(50,840)	(43,366)

Total other income (expense)	(50,840)	(43,366)

Loss before provision for income taxes	(72,343)	(62,282)
Income taxes	—	—

Net income (loss)	$(72,343)	$(62,282)

Net income (loss) per common share, basic	$(0)	$(0)

Weighted average number of common shares outstanding	932,631,602	932,631,602

The accompanying notes are an intergral part of the financial statements

SAFE TECHNOLOGIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Nine Months Ended September 30, 2008 and 2007

	2008	2007
	(unaudited)	(unaudited)

Revenues	$7,217	$9,515

COST OF OPERATIONS
Cost of operations	9,900	9,900
Total cost of operations	9,900	9,900

Gross Profit (Loss)	(2,683)	(385)

OPERATING EXPENSES
Selling, general and administrative expenses	62,722	60,936

Total operating expenses	62,722	60,936

Operating income (loss)	(65,405)	(61,321)

OTHER INCOME (EXPENSE)
Interest expense	(151,193)	(126,340)

Total other income (expense)	(151,193)	(126,340)

Loss before provision for income taxes	(216,598)	(187,661)
Income taxes	—	—

Net income (loss)	$(216,598)	$(187,661)

Net income (loss) per common share, basic	$(0)	$(0)

Weighted average number of common shares outstanding	932,631,602	932,631,602

The accompanying notes are an intergral part of the financial statements

SAFE TECHNOLOGIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

September 30, 2008

	Number of Shares	Common Stock	Addition Paid In Capital	Subs. received	Accumulated Deficit
BALANCE, December 31, 2006	932,631,602	$9,326	$7,411,803	$12,000	$(8,852,306)

Net loss year ending December 31, 2007					(257,784)
BALANCE, December 31, 2007	932,631,602	9,326	7,441,803	12,000	(9,110,090)

Net loss for nine months ending September 30, 2008					$(216,598)
BALANCE, September 30, 2008	932,631,602	$9,326	$7,441,803	$12,000	$(9,326,688)

The accompanying notes are an intergral part of the financial statements

SAFE TECHNOLOGIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(216,598)	$(187,660)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Bad debt expense	2,607	1,200

Changes in operating assets and liabilites:
(Increase) decrease in accounts receivable	(2,097)	1,936
(Increase) decrease in prepaid and other assets		41
Increase (decrease) in accounts payable and accrued expenses	151,070	131,971
Increase (decrease) in deferred revenue	(551)	(330)

Net cash provided (used) by operating activities	(65,569)	(52,842)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided (used) by investing activities	—	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in loans from shareholders	63,500	63,500

Net cash provided (used) by financing activities	63,500	63,500

Net increase (decrease) in cash	(2,069)	10,658
CASH and equivalents, beginning of period	6,777	9,948

CASH and equivalents, end of period	$4,708	$20,606

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of taxes in cash	$—	$—
Expenses paid with common stock	$—	$—
Payment of interest in cash	$—	$—

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

(2)

Going Concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by: the net loss of $ 216,598 for the nine months ended September 30, 2008, $ 257,784 for the year December 31, 2007, and the total cumulative loss of approximately $9,326,000. The ability of the Company to continue as a going concern is dependent upon developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(3)

Income Taxes.

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes at December 31 2007 of approximately $ 7,117800 with the latest expiring $ 295,000, $ 272,000, $ 236,000, $ 418,000, and $368,000 at December 31, 2022, 2021, 2020, 2019 and 2017, respectively. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

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

(5)

Commitments and Contingencies.-

The Company rents office space in Boca Raton, Florida under a lease that commenced in October 2005. Currently the leases is month to month. The total rent for as of September 30, 2008 was $4,227. Future lease expenses are approximately $ 1,500 in 2008.

SAFE TECHNOLOGIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)

Short-Term Debt.

At September 30, 2008 and December 31, 2007, total short-term debt consisted of the following:

	September 30, 2008	December 31, 2007
12% Notes and Loans payable to a shareholder and related affiliates, unsecured, and due upon demand. Upon default, the notes become due immediately at an interest rate of 18%.	$1,703,900	$1,468,309

Total short-term notes	$1,703,900	$1,468,309

Interest expense was $ 126,340 and $151,193 for the nine months ended September 30, 2007 and 2008. All the balances were unpaid and accrued. The 2007 accrued interest balance has been added to the principle balance as of January 1, 2008.

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

RESULTS OF OPERATIONS

Revenues were $1,653 and $2,558, respectively, for the three months ended September 30, 2008 and 2007, and $7,217 and $9,515, respectively, for the nine months ended September 30, 2008 and 2007. The decreases in revenue reflect the diminished demand for IAI’s website hosting services.

Costs of Operations were $3,300 for each of the three month periods ended September 30, 2008 and 2007, and $9,900 for each of the nine month periods ended September 30, 2008 and 2007, reflecting our elimination of variable costs in connection with the activities of IAI.

General and administrative expenses were $19,856 and $18,174, respectively, for the three months ended September 30, 2008 and 2007, and $62,722 and $60,936, respectively, for the nine months ended September 30, 2008 and 2007. These amounts reflect our limited operations and our elimination of variable costs.

Our largest expense is the interest accrued on amounts lent to us from time to time by our largest shareholder in order to fund our operation. As of September 30, 2008, these loans totaled $1,703,900. Interest expense is accrued during the year and, to date, has been capitalized as of the beginning of the following year. Accrued interest expense was $50,840 for the three months ended September 30, 2008, and $151,193 for the nine months ended September 30, 2008, compared to $43,366 and $126,340 for the same periods in 2007. The increase reflects additional loans made to us by our largest shareholder and his affiliates.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, we had a working capital deficit of $1,864,498, compared to a $1,647,900 working capital deficit as of December 31, 2007. The increase reflects the fact that we are operating at a loss while we await a suitable acquisition transaction. We will continue to have limited revenues, and are essentially dependant on our primary shareholder to fund operating shortfalls. There can be no assurance that our cash flow will increase in the near future, or that revenues generated from our existing subsidiary operations will be sufficient to allow us to pursue new profitable ventures.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Not Required

Item 4.

Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our acting Chief Executive Officer, who is also our acting Chief Financial Officer (“our acting CEO/CFO”). Based upon that evaluation, management concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Item 4T.

Controls and Procedures.

There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 6.

Exhibits.

Exhibit No.	Description
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

3.3	Bylaws (filed as an Exhibit to Company's registration statement on Form S-18 filed February 18, 1988).
21	Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s annual report on Form 10KSB/A for the year ended December 31, 1999).
31.1	Certification of principal executive officer
31.2	Certification of principal financial officer
32	Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFE TECHNOLOGIES INTERNATIONAL, INC.
(Registrant)

Date: November 13, 2008	By:	/s/ RANDI SWATT
Randi Swatt,
acting Chief Executive Officer

12