Form 10-K
period 2008-12-31
SAFE TECHNOLOGIES INTERNATIONAL INC
filed 2009-04-10
CIK 829117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

———————

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

(Address of principal executive offices, Zip Code)

Issuer's telephone number, including area code: (561) 400-3414

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.00001 per share

 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes ☑ No

Check whether the issuer (1) filed all reports required to be filed by Section or of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐

Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of June 30, 2008, was approximately $93,260.

The number of shares outstanding of the issuer's common stock, as of February 24, 2009, was 932,631,602.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

PART I

Item 1.

Business

We are a holding company with one active and three inactive wholly-owned subsidiaries. Our active subsidiary is Internet Associates International, Inc. (“IAI”). IAI is a website hosting company.

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

In July 2007, our largest shareholder, Franklin Frank, and certain companies controlled by Mr. Frank, obtained a judgment against Universal Equity Holdings and its principal. Among other things, the judgment gives to Mr. Frank or his designee title to the shares purchased by Universal Equity Holdings. We expected title to those shares to be transferred of record, which would then allow those shares to be voted. To date, the shares have not been transferred. Once the shares are transferred of record, we expect to resume our search for business opportunities.

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

Employees. We currently have no employees. Our administrative functions are fulfilled through contractual services.

Item 1A.

Risk Factors

Our revenues have been decreasing. Our operating subsidiary, IAI, is engaged in providing website hosting to a decreasing number of businesses. If we continue to lose customers through attrition and do not actively seek new customers, AIA will continue to experience decreasing revenues .

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

Our success depends in large part upon the efforts of the few individuals who serve on our Board and as management, none of whom are full time employees. These individuals may not be able to fulfill their responsibilities adequately on a part time basis, and may not remain with us. The loss of the services of any of our directors and officers could hurt our business. In addition, we are dependant upon funding from our largest shareholder to meet expenses.

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

Item 2.

Properties

Our executive offices are located at 123 NW 13 Street, Suite 30408, Boca Raton, FL 33432, where we lease approximately 700 square feet of office space. We pay rent of approximately $500 per month.

Item 3.

Legal Proceedings

The company is not a party to any legal proceedings involving any claim against the company.

Item 4.

Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote by security holders during 2008.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.

Our common stock is traded in the over-the-counter market under the symbol "SFAD". The following table sets forth the high and low bid, as reported by Stockwatch, for our common stock for the calendar periods indicated.

Bid
Period	High/Low
2007
1st Quarter	.0014/.0011
2nd Quarter	.0014/.0010
3rd Quarter	.0012/.0006
4th Quarter	.0009/.0003
2008
1st Quarter	.0005/.0002
2nd Quarter	.0005/.0002
3rd Quarter	.0004/.0002
4th Quarter	.0004/.0001

The average of the bid and ask price of our common stock in the over-the-counter market as of the most recent available date, April 1, 2009 was .0005 per share. The above quotations do not include retail mark-ups, mark-downs or commissions and represents prices between dealers and not necessarily actual transactions. The past performance of our securities is not necessarily indicative of future performance.

Holders of Record

As of February 24, 2009, we believe there were approximately 15,000 shareholders of record of our common stock, including beneficial owners holding shares through nominee name.

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

We currently have no securities authorized for issuance under equity compensation plans.

We have not made any sales of unregistered securities during the period covered by this report.

Item 6.

Selected Financial Data. Information not required.

Item 7.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2008 & 2007

For the years ended December 31, 2008 and 2007, the Company recorded revenues of $8,914 and $12,117 respectively. The decrease from 2007 to 2008 is due to declining revenues from IAI, our operating subsidiary, as a result of competitive pressures. Our operational costs remained level at $13,200 each year. Because our decrease in revenues, we incurred a gross loss of $4,286 in 2008, compared to a gross loss of $1,083 in 2007.

Our sales and general and administrative expenses remained approximately level, at $85,355 in 2008, compared to $84,610 in 2007. As a result, our operating loss for 2008 increased to $89,641 from $85,693 in 2007.

Because our continuing operation is being funded by loans from our largest shareholder, our interest expense has been increasing, to $202,386 in 2008, from $172,091 in 2007. The shareholder has been allowing interest to accrue, foregoing current payment, because of the limited funds available to the company. Our net loss for 2008 was $292,027, compared to $257,784 in 2007.

LIQUIDITY/WORKING CAPITAL

At December 31, 2008, the company had total assets of $6,155, and a working capital deficit of $1,939,927, compared to a working capital deficit of $1,647,900 as of December 31, 2007. The increase in working capital deficit is the result of the losses we incurred in 2008, which were funded by loans from our largest shareholder.

There can be no assurance that our financial condition will improve. We continue to evaluate our options for raising additional working capital, but in order to do so we must increase our base of business operations. Meanwhile, we are dependant upon funding from our largest shareholders to meet expenses.

NET OPERATING LOSS CARRY-FORWARDS

We have net operating loss carry-forwards of approximately $7,400,000 with the latest expiring $292,000, $295,000, $272,000, $236,000, $418,000 at December 31, 2023, 2022, 2021, 2020 and 2019, respectively. The Company has established a one hundred percent (100%) valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

GOING CONCERN

We are the subject of a "going concern" audit opinion. Such qualification was issued because we have incurred continuing losses from operations. As of December 31, 2008, we had negative working capital of $1,939,927, which raises substantial doubt about our ability to continue as a going concern.

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

Item 8.

Financial Statements

Financial statements and supplementary data are set forth on pages F-1 through F-8.

Item 9.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no disagreements with Accountants on Accounting and Financial Disclosure in 2008.

Item 9A.

Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008 (the “Evaluation Date”). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, and a conclusion on this evaluation. This evaluation was carried out under the supervision and with the participation of our acting Chief Executive Officer, who is also our acting Chief Financial Officer (“our acting CEO/CFO”). Based upon that evaluation, management concluded that our disclosure controls and procedures were effective.

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

We believe that our financial statements contained in our Annual Report on Form 10-KSB for the year ended December 31, 2008 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Changes in internal control over financial reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls and procedures

Our management, including our acting CEO/CFO, does not expect that our controls and procedures will prevent all potential errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

The executive officers and directors of the Company are listed below. Each director was appointed for a term of one year and until their successor is duly elected.

Name	Age	Position Held with Registrant
Randi Swatt	48	Director, acting Chief Executive Officer and acting Chief Financial Officer
Bruce E. Taylor	53	Director
Glenn Wistey		Director

Randi Swatt has served as a Director and acting Chief Executive Officer of the Company since August 13, 2004. Ms. Swatt is Chief Operating Officer of Rapid Portal, Inc., a software development company. Ms. Swatt is also owner and operator of several other businesses involved in marketing and customer support.

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

Item 11.

Executive Compensation

The following table sets forth all compensation paid or earned for services rendered to the Company in all capacities during the years ended December 31, 2008, 2007 and 2006, by our acting Chief Executive Officer (the "Named Officers"). No other executive officer received total annual salary, bonus and other compensation in excess of $100,000 in those periods.

		Annual Compensation
Name And Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)
Randi Swatt (acting CEO)	2008	0	0	0
	2007	0	0	0
	2006	0	0	0

Options Granted and Options Exercised During 2008

The Company did not grant any options during the fiscal year ended December 31, 2008. None of the Company's directors or executive officers own any options to purchase shares of the Company's common stock.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the number of shares of the Company's Common Stock that are beneficially owned by (i) each executive officer of the Company, (ii) each director of the Company and (iii) each shareholder of the Company who owns more than 5% of the Company's Common Stock as of December 31, 2008. An asterisk indicates beneficial ownership of less than 1% of the Company's outstanding stock. Except as otherwise indicated, each of the shareholders listed below has voting and investment power over the shares beneficial owned and the address of each beneficial owner is c/o the Company at 123 NW 13 Street, Suite 30408, Boca Raton, FL 33432. As of December 31, 2008, there were issued and outstanding 932,631,602 shares of the Company's common stock.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percent of Class
Ruth Deutsch	450,870,657(1)	48.3
123 NW 13 Street, Suite 30408
Boca Raton, FL 33432
Shareholder
Franklin Frank	450,870,657(1)	48.3
123 NW 13 Street, Suite 30408
Boca Raton, FL 33432
Shareholder
Randi Swatt	6,950,000	*
123 NW 13 Street, Suite 30408
Boca Raton, FL 33432
Director, acting CEO and acting CFO
Bruce E. Taylor	0	*
523 Michigan Ave.
Lakeland, FL 33801
Director
Glenn Wistey	0(2)	*
Address unknown
All Officers and Directors as a group (3 persons)	6,950,000	*

———————

(1)

Includes 34,000,000 shares held by LVDB, Inc., a corporation controlled by Franklin Frank, Ms. Deutsch's husband, 34,000,000 shares held by Franklin Frank, 225,000,000 shares beneficially owned by Mr. Frank pending transfer to Mr. Frank or an entity designated by him, 4,000,000 shares by Lenore Hardy, Mr. Frank's sister, and 2,000,000 shares owned by Charles Frank, Mr. Frank's brother. Ms. Deutsch disclaims any beneficial interest in the shares held by her husband.

(2)

This information is presented to the best of our knowledge, since we have not been able to contact Mr. Wistey.

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

Franklin Frank and/or entities controlled by him have lent us money from time to time in order to fund our operations. In addition, Mr. Frank and/or affiliates purchased two notes given by us to former officers for loans to us. The total amount we now owe to Mr. Frank and/or affiliates is $1,715,900 as of December 31, 2008. The loans bear interest at 12% per annum and are payable on demand. During 2008, a total of $202,386 of interest was accrued against the loans. This amount was capitalized as an increase in the loan amount as of December 31, 2008.

Under the definition of director independence found in NASD Rule 4200, Bruce Taylor and Glenn Wistey are independent directors.

Item 14.

Principal Accountant Fees and Services.

AUDIT FEES.

The aggregate fees billed for each of the last two fiscal years for professional services rendered by our independent accountant for the audit of our annual financial statements and review of our financial statements included in our Forms 10-Q were $25,000 in 2007 and $25,000 in 2008.

AUDIT-RELATED FEES.

The aggregate fees billed in each of the last two fiscal years for assurance and related services by our independent accountant that are reasonably related to the performance of the audit or review of our financial statements, and are not reported above, were $25,000 in 2007 and $25,000 in 2008.

TAX FEES.

The aggregate fees billed in each of the last two fiscal years for professional services rendered by our independent accountant for tax compliance, tax advice, and tax planning were $925 in 2007 and $925 in 2008. These services consisted of the preparation of our tax returns.

PART IV

Item 15.

Exhibits, Financial Statement Schedules

Exhibit Index

31.1

Rule 13a-14(a)/15d-14(a) Certification – acting Chief Executive Officer

31.2

Rule 13a-14(a)/15d-14(a) Certification – acting Chief Financial Officer

32

Section 1350 Certifications

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFE TECHNOLOGIES INTERNATIONAL, INC.

By:	/s/ RANDI SWATT
Randi Swatt, acting Chief Executive Officer
Date:	April 9, 2009

.In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ RANDI SWATT
Randi Swatt, Director, acting Chief Executive Officer and acting Chief Financial Officer (principal executive officer and principal financial officer)
Date:	April 9, 2009

By:
Bruce E. Taylor, Director
Date:

SAFE TECHNOLOGIES INTERNATIONAL, INC.

FINANCIAL STATEMENTS

December 31, 2008

 SAFE TECHNOLOGIES INTERNATIONAL, INC.

TABLE OF CONTENTS

December 31, 2008

Baum & Company, P.A.

605 Lincoln Road, Suite 210

Miami Beach, FL 33139

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Safe Technologies International Inc.

We have audited the accompanying consolidated balance sheets of Safe Technologies International Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders' deficiency and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Safe Technologies International  Inc. as of  December 31, 2008 and 2007, and the related consolidated statements results of operations, stockholders’ deficiency and cash flows for the years then ended in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has experienced recurring losses in 2008 and 2007, and since inception.  This raises substantial doubts about the Company’s ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baum & Company PA

Miami Beach, Florida

April 1, 2008

Safe Technologies International, Inc.

Consolidated Balance Sheets

December 31,  2008 and  2007

	December 31	December 31,
	2008	2007
ASSETS

CURRENT ASSETS
Cash	$3,956	$6,777
Accounts receivable, net of allowance for doubtful accounts of $1,300 and $2,500 at December 31, 2008 and 2007, respectively	1,260	870
Total current assets	5,216	7,647

PROPERTY AND EQUIPMENT
Furniture, fixtures, and equipment	5,644	5,644
Less: Accumulated depreciation	(5,644)	(5,644)
Total property and equipment	––	––

OTHER ASSETS
Deposits	939	939
Total other assets	939	939

Total Assets	$6,155	$8,586

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	228,660	186,038
Notes and loans payable- related parties	1,715,900	1,468,309
Deferred revenue	583	1,200

Total current liabilities	1,945,143	1,655,547

Total liabilities	1,945,143	1,655,547

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.00001 par value, 999,999,000 shares authorized; 932,631,602 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	9,326	9,326
Additional paid-in capital	7,453,803	7,453,803
(Accumulated deficit)	(9,402,117)	(9,110,090)

Total stockholders' equity (deficit)	(1,938,988)	$(1,646,961)

Total Liabilities and Stockholders' Equity (Deficit)	$6,155	$8,586

The accompanying notes are an integral part of the financial statements

Safe Technologies International, Inc.

Consolidated Statements of Operations

For the twelve months ended December 31, 2008 and 2007

	2008	2007
REVENUES	$8,914	$12,117

COST OF OPERATIONS

Cost of operations	13,200	13,200

Total cost of operations	13,200	13,200

Gross Profit (Loss)	(4,286)	(1,083)

OPERATING EXPENSES

Selling, general and administrative expenses	85,355	84,610

Total operating expenses	85,355	84,610

Operating income (loss)	(89,641)	(85,693)

OTHER INCOME (EXPENSE)

Interest expense- related party	(202,386)	(172,091)

Total other income (expense)	(202,386)	(172,091)

Loss before provision for income taxes	(292,027)	(257,784)
Income taxes	––	––

Net income (loss)	$(292,027)	$(257,784)

Net income (loss) per common share, basic	$(0)	$(0)

Weighted average number of common shares outstanding	932,631,602	932,631,602

The accompanying notes are an integral part of the financial statements

Safe Technologies International, Inc.

Consolidated Statements of Stockholders' Equity (Deficit)

December 31, 2008

	Number of Shares	Common Stock	Additional Paid- In Capital	Accumulated Deficit
BALANCE, December 31, 2006	932,631,602	$9,326	$7,423,803	$(8,852,306)

Net loss year ending
December 31, 2007				(257,784)
BALANCE, December 31, 2007	932,631,602	9,326	7,453,803	(9,110,090)

Net loss year ending
December 31, 2008				$(292,027)
BALANCE, December 31, 2008	932,631,602	$9,326	$7,453,803	$(9,402,117)

The accompanying notes are an integral part of the financial statements

Safe Technologies International, Inc.

Consolidated Statements of Cash Flows

For the twelve months ended December 31, 2008 and 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(292,027)	$(257,784)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Bad debt expense	3,339	5,670

Changes in operating assets and liabilites:
(Increase) decrease in accounts receivable	(3,731)	2,083
(Increase) decrease in prepaid and other assets		(46)
Increase (decrease) in accounts payable and accrued expenses	214,715	178,506
Increase (decrease) in deferred revenue	(617)	(100)

Net cash provided (used) by operating activities	(78,321)	(71,671)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided (used) by investing activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in loans from shareholders	75,500	68,500

Net cash provided (used) by financing activities	75,500	68,500

Net increase (decrease) in cash	(2,821)	(3,171)
CASH and equivalents, beginning of period	6,777	9,948

CASH and equivalents, end of period	$3,956	$6,777

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Payment of taxes in cash	$––	$––
Expenses paid with common stock	$––	$––
Payment of interest in cash	$––	$––

The accompanying notes are an integral part of the financial statements

Safe Technologies International, Inc.

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

The Company was incorporated under the laws of the State of Delaware on May 21, 1987 as Safe Aid Products, Inc.  On February 9, 1998, the Company changed its name to Safe Technologies International, Inc.  Safe Technologies International, Inc. (Safe Tech) is a holding company providing Internet website hosting on a limited basis.

a) Principles of consolidation-

The consolidated financial statements include the accounts of Safe Technologies International, Inc. and its subsidiaries, Total Micro Computers, Inc., Connect.ad, Inc., Connect.ad Services, Inc. and Internet Associates International, Inc.  All material inter-company transactions and balances have been eliminated in the consolidated financial statements.

b) Use of estimates.-

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States.  In preparing the financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the balance sheets and statements of operations for the years then ended.  Actual results may differ from these estimates.  Estimates are used when accounting for allowance for bad debts, collectability of accounts receivable, amounts due to service providers, depreciation, litigation contingencies, among others.

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

Safe Technologies International, Inc.

Notes to Consolidated Financial Statements

i) Fixed assets.-

Fixed assets are recorded at cost.  Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets of generally five or ten years.  Expenditures for maintenance and repairs are charged to operations as incurred.  Fixed assets were fully depreciated for the year ended December 31, 2008

j) Intangible assets-

The Company continually evaluates the carrying value of goodwill and other intangible assets to determine whether there are any impairment losses.  If indicators of impairment are present in intangible assets used in operations and future cash flows are not expected to be sufficient to recover the assets’ carrying amount, an impairment loss would be charged to expense in the period identified.

(2) Going Concern.-

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s financial position and operating  results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $ 292,027  for the year ended December 31, 2008, $ 257,784  for the year ended December 31, 2007, and the total cumulative loss of approximately $9,402,000. The ability of the Company to continue as a going concern is dependent upon developing sales and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The largest shareholder of the Company has been funding the Company’s operations.

(3) Income Taxes.

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes.  The Company had cumulative net operating loss carry-forwards for income tax purposes at December 31 2008 of approximately $ 7,400,000  with the latest expiring $ 292,000, $ 295,000, $ 272,000, $ 236,000, and $ 418,000 at December 31, 2003, 2022, 2021, 2020, and 2019, respectively.  The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

The differences between Federal income tax rates and the effective income tax rates are:

	December 31, 2008	December 31, 2007
Statutory federal income tax rate	34%	34%
Valuation allowance	(34)	(34)
Effective tax rate	––	––

(4) Stockholders’  Equity.

The Company has authorized 999,999,000 shares of $.00001 par value common stock, with 932,631,602 shares issued and outstanding. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance.

(5) Commitments and Contingencies.-

The Company rents office space in Boca Raton, Florida under a lease that commenced in October 2005. Currently the leases is month to month which expires October 1, 2009. The total rent as of December 31, 2008 was $5,713.  Future lease expenses are approximately $ 500 per month in 2009

Safe Technologies International, Inc.

Notes to Consolidated Financial Statements

(6) Notes and Loans Payable-Related Parties

At December 31, 2008 and December 31, 2007, total short-term debt consisted of the following:

	December 31, 2008	December 31, 2007
12% Notes and Loans payable to a shareholder, unsecured, and due upon demand. Upon default, the notes and loans become due immediately at an interest rate of 18%	$ 1,715,900	$ 1,468,309
Total short-term notes	$ 1,715,900	$ 1,468,309

Interest expense was $ 202,386 and $172,091 for the year ended December 31, 2008 and 2007. All the balances were unpaid and accrued.  The 2007 accrued interest balances have been added to the principle balances as of January 1, 2008.

(7) Recent Accounting Pronouncements

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"), requiring  disclosures about derivative instruments, and related hedged items. The Company does not believe that application of this FASB would have a material  impact on the  consolidated financial statements.

In April 2008, FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3) was issued.  This revises the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The Company does not believe that application of this would have a material impact on the  consolidated financial statements.