Form 10-Q
period 2009-03-31
SAFE TECHNOLOGIES INTERNATIONAL INC
filed 2009-05-15
CIK 829117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

550 W. Old Country Road, Suite #108, Hicksville, NY 11801

 (Address of principal executive offices)

(561) 400-3414

 (Issuer's telephone number)

123 NW 13 Street, Suite 30408, Boca Raton, FL 33432

 (Former address of principal executive offices)

Indicate buy check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑  No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 932,631,602 shares as of May 6, 2009.

PART I FINANCIAL INFORMATION

Item 1.

Financial Statements

Safe Technologies International, Inc.

Consolidated Balance Sheets
March 31, 2009 and December 31, 2008

	March 31,	December 31,
	2009	2008
ASSETS	(Unaudtied)

CURRENT ASSETS
Cash	$14,387	$3,956
Accounts receivable, net of allowance for doubtful accounts of $1,300 at December 31, 2008 and March 31, 2009	827	1,260
Total current assets	15,214	5,216

PROPERTY AND EQUIPMENT
Furniture, fixtures, and equipment	5,644	5,644
Less: Accumulated depreciation	(5,644)	(5,644)
Total property and equipment	––	––

OTHER ASSETS
Deposits	939	939
Total other assets	939	939

Total Assets	$16,153	$6,155

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	67,564	228,660
Notes and loans payable- related parties	1,963,286	1,715,900
Deferred revenue	1,277	583

Total current liabilities	2,032,127	1,945,143

Total liabilities	2,032,127	1,945,143

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.00001 par value, 999,999,000 shares authorized; 932,631,602 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	9,326	9,326
Additional paid-in capital	7,441,803	7,441,803
Subscriptions received	12,000	12,000
(Accumulated deficit)	(9,479,103)	(9,402,117)

Total stockholders' equity (deficit)	$(2,015,974)	(1,938,988)

Total Liabilities and Stockholders' Equity (Deficit)	$16,153	$6,155

Safe Technologies International, Inc.

Consolidated Statements of Operations
For the three months ended March 31, 2009 and 2008
(Unaudtied)

	2009	2008
Revenues	$520	$2,809

COST OF OPERATIONS

Cost of operations	3,300	3,300

Total cost of operations	3,300	3,300

Gross Profit (Loss)	(2,780)	(491)

OPERATING EXPENSES

Selling, general and administrative expenses	16,509	26,610

Total operating expenses	16,509	26,610

Operating income (loss)	(19,289)	(27,101)

OTHER INCOME (EXPENSE)

Interest expense	(57,697)	(49,816)

Total other income (expense)	(57,697)	(49,816)

Loss before provision for income taxes	(76,986)	(76,917)
Income taxes	––	––

Net income (loss)	$(76,986)	$(76,917)

Net income (loss) per common share, basic	$(0)	$(0)

Weighted average number of common shares outstanding	932,631,602	932,631,602

Safe Technologies International, Inc.

Consolidated Statements of Stockholders' Equity (Deficit)
March 31, 2009
(Unaudtied)

	Number of Shares	Common Stock	Additional Paid- In Capital	Subs. Received	Accumulated Deficit
BALANCE, December 31, 2007	932,631,602	$9,326	$7,411,803	$12,000	$(9,110,090)

Net loss year ending Dec. 31 2008					$(292,027)

BALANCE, December 31, 2008	932,631,602	9,326	7,441,803	12,000	(9,402,117)

Net loss for three months					(76,986)

BALANCE, March 31, 2009	932,631,602	$9,326	$7,441,803	$12,000	$(9,479,103)

Safe Technologies International, Inc.

Consolidated Statements of Cash Flows
For the three months ended March 31, 2009 and 2008
(Unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(76,986)	$(76,917)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Bad debt expense	180	1,500

Changes in operating assets and liabilites:
(Increase) decrease in accounts receivable	253	(2,078)
Increase (decrease) in accounts payable and accrued expenses	(16,407)	234
Increase (decrease) in accrued interest	57,697	49,816
Increase (decrease) in deferred revenue	694	(172)

Net cash provided (used) by operating activities	(34,569)	(27,617)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided (used) by investing activities	0	––

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in loans from shareholders	45,000	25,500

Net cash provided (used) by financing activities	45,000	25,500

Net increase (decrease) in cash	10,431	(2,117)
CASH and equivalents, beginning of period	3,956	6,777

CASH and equivalents, end of period	$14,387	$4,660

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Payment of taxes in cash	$––	$––
Expenses paid with common stock	$––	$––
Payment of interest in cash	$––	$––

Safe Technologies International, Inc.

Notes to Consolidated Financial Statements
March 31, 2009

(1) Summary of Significant Accounting Policies

The Company was incorporated under the laws of the State of Delaware on May 21, 1987 as Safe Aid Products, Inc. On February 9, 1998, the Company changed its name to Safe Technologies International, Inc. Safe Technologies International, Inc. (Safe Tech) is a holding company providing Internet website hosting on a limited basis.

a) Principles of consolidation and basis of presentation

The consolidated financial statements include the accounts of Safe Technologies International, Inc. and its subsidiaries, Total Micro Computers, Inc., Connect.ad, Inc., Connect.ad Services, Inc. and Internet Associates International, Inc. All material inter-company transactions and balances have been eliminated in the consolidated financial statements. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, As such not all of the information and footnotes required by generally accepted accounting principles for complete financial statements have been presented.. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2008 on Form 10 K of the company. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results for the full fiscal year ended December 31 2009.

b) Use of estimates.

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

c) Revenue recognition.

Revenues of Safe Technologies International, Inc. are recognized at the time the services are rendered to customers. Services are rendered when the Company’s representatives receive the customer’s requests and complete the customer’s orders. Quarterly and annual hosting fees are charged in advance, and recognized as earned.

d) Net loss per share, basic.

Net income per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. Net income per share, diluted, is not presented as no potentially dilutive securities are outstanding.

e) Cash equivalents.

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

g) Advertising.

Advertising costs, which are included in selling, general and administrative expenses, are expensed as costs are incurred.

Safe Technologies International, Inc.

Notes to Consolidated Financial Statements (Continued)
March 31, 2009

Note 1 – (Continued)

h) Deferred revenue

Deferred income arises in the normal course of business from advance payments for services.

i) Fixed assets.

Fixed assets are recorded at cost. Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets of generally five or ten years. Expenditures for maintenance and repairs are charged to operations as incurred. Fixed assets were fully depreciated for the three months ended March 31, 2009

j) Intangible assets

The Company continually evaluates the carrying value of goodwill and other intangible assets to determine whether there are any impairment losses. If indicators of impairment are present in intangible assets used in operations and future cash flows are not expected to be sufficient to recover the assets’ carrying amount, an impairment loss would be charged to expense in the period identified.

(2) Going Concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $76,986 for the three months ended March 31, 2009, $ 292,027 for the year ended December 31, 2008, and the total cumulative loss of approximately $9,479,000. The ability of the Company to continue as a going concern is dependent upon developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The company is contemplating expanding operations and market presence by entering into business combinations, investments, joint ventures or other strategic alliances with third parties. There can be no assurance that it will be successful in overcoming these risks or any other problems encountered in connection with such business combinations or expansion.

The largest shareholder of the Company has been funding the Company’s operations.

(3) Income Taxes.

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had cumulative net operating loss carry-forwards for income tax purposes at December 31 2008 of approximately $ 7,400,000 with the latest expiring $ 292,000, $ 295,000, $ 272,000, $ 236,000, and $ 418,000 at December 31, 2003, 2022, 2021, 2020, and 2019, respectively

The company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

The differences between Federal income tax rates and the effective income tax rates are:

	March 31, 2009	December 31, 2008
Statutory federal income tax rate	34%	34%
Valuation allowance	(34)	(34)
Effective tax rate	––	––

Safe Technologies International, Inc.

Notes to Consolidated Financial Statements (Continued)
March 31, 2009

 (4) Stockholders’ Equity.

The Company has authorized 999,999,000 shares of $.00001 par value common stock, with 932,631,602 shares issued and outstanding. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance.

(5) Commitments and Contingencies.

The Company rents office space in Boca Raton, Florida under a lease that commenced in October 2005. The lease was on a month to month basis at $500 per month and was terminated in April 2009.

6) Short-Term Debt-Related Parties

At March 31, 2009 and December 31, 2008, total short-term debt consisted of the following:

	March 31,	December 31,
	2009	2008
12% Notes and Loans payable to a shareholder, unsecured, and due upon demand. Upon default, the notes and loans become due immediately at an interest rate of 18%	$1,963,286	$1,715,900

Total short-term notes	$1,963,286	$1,715,900

Interest expense was $57,697 for the three months ended March 31, 2009 and $202,386 for the year ended December 31, 2008. All the balances were unpaid and accrued. The 2008 accrued interest balances have been added to the principal balances as of January 1, 2009.

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

In July 2007, our largest shareholder, Franklin Frank, and certain companies controlled by Mr. Frank, obtained a judgment against Universal Equity Holdings and its principal. Among other things, the judgment gave to Mr. Frank or his designee title to the shares purchased by Universal Equity Holdings. Mr. Frank has recently designated to whom the shares should be titles, and we are in the process of transferring those shares of record. Once transferred of record, those shares can be voted. We then expect to restructure the Company in order to facilitate a business transaction. No such transaction has yet been identified.

RESULTS OF OPERATIONS

Revenues were $520 and $2,809, respectively, for the three months ended March 31, 2009 and 2008. The decreases in revenue reflect the diminished demand for IAI’s website hosting services.

Costs of Operations were $3,300 for each of the three month periods ended March 31, 2009 and 2008, reflecting our elimination of variable costs in connection with the activities of IAI.

General and administrative expenses were $16,509 and $26,610, respectively, for the three months ended March 31, 2009 and 2008. These amounts reflect our limited operations and our elimination of variable costs.

Our largest expense is the interest accrued on amounts lent to us from time to time by our largest shareholder in order to fund our operation. As of March 31, 2009, these loans totaled $1,963,286. Interest expense is accrued during the year and, to date, has been capitalized as of the beginning of the following year. Accrued interest expense was $57,697 for the three months ended March 31, 2009, compared to $49,816 for the same period in 2008. The increase reflects additional loans made to us by our largest shareholder and his affiliates.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2009, we had a working capital deficit of $2,016,913, compared to a $1,939,927 working capital deficit as of December 31, 2008. The increase reflects the fact that we are operating at a loss while we await a suitable acquisition transaction. We will continue to have limited revenues, and are essentially dependant on our primary shareholder to fund operating shortfalls. There can be no assurance that our cash flow will increase in the near future, or that revenues generated from our existing subsidiary operations will be sufficient to allow us to pursue new profitable ventures.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Not Required

Item 4.

Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our acting Chief Executive Officer, who is also our acting Chief Financial Officer (“our acting CEO/CFO”). Based upon that evaluation, management concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Safe Technologies International, Inc.
(Registrant)

Date: May 14, 2009	By:	/s/ Randi Swatt
Randi Swatt,
acting Chief Executive Officer