Form 10-Q
period 2009-06-30
SAFE TECHNOLOGIES INTERNATIONAL INC
filed 2009-08-14
CIK 829117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

1200 N. Federal Highway, Suite 200, Boca Raton FL 33432

(Address of principal executive offices)

(866) 297,5070

(Issuer's telephone number)

550 W. Old Country Road, Suite #108, Hicksville, NY 11801

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 93,263,160 shares as of July 20, 2009.

SAFE TECHNOLOGIES INTERNATIONAL, INC.

TABLE OF CONTENTS

PAGE
PART I FINANCIAL INFORMATION

Item 1.        Financial Statements

1

Consolidated Balance Sheets June 30, 2009 and December 31, 2008

1

Consolidated Statements of Operations for The Three Months Ended June 30, 2009 and 2008

2

Consolidated Statements of Stockholders' Equity June 30, 2009

3

Consolidated Statements of Cash Flows for The Six Months Ended June 30, 2009 and 2008

4

Notes to Consolidated Financial Statements

5

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operation

9

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

10

Item 4.        Controls and Procedures

10

Item 4T.     Controls and Procedures.

10

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

11

Item 6.        Exhibits.

11

Signatures

12

i

PART I FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

SAFE TECHNOLOGIES INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2009 AND DECEMBER 31, 2008

	June 30 2009	December 31 2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$3,444	$3,956
Accounts receivable, net of allowance for doubtful accounts of $1,300 at June 30, 2009 and December 31, 2008	1,126	1,260
Total current assets	4,570	5,216

PROPERTY AND EQUIPMENT
Furniture, fixtures, and equipment	5,644	5,644
Less: Accumulated depreciation	(5,644)	(5,644)
Total property and equipment	—	—

OTHER ASSETS
Deposits	567	939
Total other assets	567	939

Total Assets	$5,137	$6,155

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$126,974	$228,660
Notes and loans payable- related parties	1,993,286	1,715,900
Deferred revenue	1,217	583

Total current liabilities	2,121,477	1,945,143

Total liabilities	2,121,477	1,945,143

STOCKHOLDERS' DEFICIT
Common stock, $.00001 par value, 400,000,000 shares authorized; 93,263,160 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	933	933
Additional paid-in capital	7,462,196	7,462,196
Accumulated deficit	(9,579,469)	(9,402,117)

Total stockholders' deficit	(2,116,340)	(1,938,988)

Total Liabilities and Stockholders' Deficit	$5,137	$6,155

The accompanying notes are an integral part of the consolidated financial statements

SAFE TECHNOLOGIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

	2009	2008
	(Unaudited)	(Unaudited)
REVENUES	$2,110	$2,755

COST OF OPERATIONS

Cost of operations	2,200	3,300

Total cost of operations	2,200	3,300

Gross Loss	(90)	(545)

OPERATING EXPENSES

Selling, general and adminstrative expenses	40,480	16,256

Total operating expenses	40,480	16,256

Operating loss	(40,570)	(16,801)

OTHER INCOME (EXPENSE)

Interest expense -related third parties	(59,799)	(50,537)

Total other income (expense)	(59,799)	(50,537)

Loss before provision for income taxes	(100,369)	(67,338)
Income taxes	—	—

Net loss	$(100,369)	$(67,338)

Net loss per common share, basic	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	93,263,160	93,263,160

The accompanying notes are an integral part of the consolidated financial statements

SAFE TECHNOLOGIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
JUNE 30, 2009

	Number of Shares	Common Stock	Additional Paid- In Capital	Subs. Received	Accumulated Deficit
BALANCE, December 31, 2007	932,631,602	$9,326	$7,411,803	$12,000	$(9,110,090)

Net loss					$(292,027)

BALANCE, December 31, 2008	932,631,602	9,326	7,441,803	12,000	(9,402,117)

Net loss for three months					(177,354)

BALANCE, June 30, 2009	932,631,602	$9,326	$7,441,803	$12,000	$(9,579,471)

1:10 Stock Split	(839,368,442)	(8,393)	8,393

POST BALANCE June 30, 2009	93,263,160	933	6,462,196	0	99,579,471)

The accompanying notes are an integral part of the consolidated financial statements

SAFE TECHNOLOGIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	2009	2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(177,354)	$(144,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense		2,937

Changes in operating assets and liabilites:
(Increase) decrease in accounts receivable	134	(2,307)
Decrease in other assets	372
Increase in accounts payable and accrued expenses	100,702	95,243
Increase (decrease) in deferred revenue	634	(590)

Net cash used in operating activities	(75,512)	(48,972)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided (used) by investing activities	0.00	0.00

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in loans from shareholders	75,000	48,500

Net cash provided by financing activities	75,000	48,500

Net decrease in cash	(512)	(472)
CASH beginning of period	3,956	6,777

CASH end of period	$3,444	$6,305

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Payment of taxes in cash	$—	$—
Expenses paid with common stock	$—	$—
Payment of interest in cash	$—	$—

The accompanying notes are an integral part of the consolidated financial statements

SAFE TECHNOLOGIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

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

a)

Principles of consolidation and basis of presentation

The consolidated financial statements include the accounts of Safe Technologies International, Inc. and its subsidiaries, Total Micro Computers, Inc., Connect.ad, Inc., Connect.ad Services, Inc. and Internet Associates International, Inc. All material inter-company transactions and balances have been eliminated in the consolidated financial statements. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, As such not all of the information and footnotes required by generally accepted accounting principles for complete financial statements have been presented. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2008 on Form 10 K of the company. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results for the full fiscal year ended December 31, 2009.

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

SAFE TECHNOLOGIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2009

(1)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

g)

Advertising.-

Advertising costs, which are included in selling, general and administrative expenses, are expensed as costs are incurred.

h)

Deferred revenue-

Deferred income arises in the normal course of business from advance payments for services.

i)

Fixed assets.-

Fixed assets are recorded at cost. Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets of generally five or ten years. Expenditures for maintenance and repairs are charged to operations as incurred. Fixed assets were fully depreciated for the six months ended June 30, 2009

j)

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

(2)

GOING CONCERN.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $177,354 for the six months ended June 30, 2009, $ 292,027 for the year ended December 31, 2008, and the total cumulative loss of approximately $9,579,000. The ability of the Company to continue as a going concern is dependent upon developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The company is contemplating expanding operations and market presence by entering into business combinations, investments, joint ventures or other strategic alliances with third parties. There can be no assurance that it will be successful in overcoming these risks or any other problems encountered in connection with such business combinations or expansion.

A major shareholder of the Company has been funding the Company’s operations.

(3)

INCOME TAXES.

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had cumulative net operating loss carry-forwards for income tax purposes at December 31 2008 of approximately $ 7,400,000 with the latest expiring $ 292,000, $ 295,000, $ 272,000, $ 236,000, and $ 418,000 at December 31, 2023, 2022, 2021, 2020, and 2019, respectively

The company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

The differences between Federal income tax rates and the effective income tax rates are:

	June 30, 2009	December 31, 2008
Statutory federal income tax rate	34%	34%
Valuation allowance	(34)	(34)
Effective tax rate	––	––

SAFE TECHNOLOGIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2009

(4)

STOCKHOLDERS’ EQUITY.

The Company has authorized 400,000,000 shares of $.00001 par value common stock, with 93,263,160 shares issued and outstanding. See Note 8.

(5)

COMMITMENTS AND CONTINGENCIES.-

The Company rents office space in Boca Raton, Florida under a lease that commenced July 7, 2009. The lease continues through June 30, 2010 at a rent of $1,650 per month.

6)

SHORT-TERM DEBT-RELATED PARTIES

At June 30, 2009 and December 31, 2008, total short-term debt consisted of the following:

	June 30,	December 31,
	2009	2008
12% Notes and Loans payable to a shareholder, unsecured, and due upon demand. Upon default, the notes and loans become due immediately at an interest rate of 18%	$1,993,286	$1,715,900

Total short-term notes	$1,963,286	$1,715,900

Interest expense was $118,385 for the six months ended June 30, 2009 and $202,386 for the year ended December 31, 2008. All the balances were unpaid and accrued. The 2008 accrued interest balances have been added to the principal balances as of January 1, 2009.

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

(8)

REVERSE STOCK SPLIT

On June 18, 2009, the directors adopted, and the shareholders approved, proposals to amend the Company’s Certificate of Incorporation to effect a 10-to-1 reverse stock split, and to amend the Company’s Certificate of Incorporation to decrease the Company’s total number of authorized shares from 999,999,000 shares to 400,000,000 shares, all of which shall be common stock, par value $.00001 per share.  On July 21, 2009, a Certificate of Amendment to the Company’s Articles of Incorporation was filed with the State of Delaware reflecting the reverse stock split and the reduction in authorized stock. The Company has applied for a new CUSIP number and, when that new number is assigned, the reverse split will be effective.

SAFE TECHNOLOGIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2009

As a result of the 10-to-1 reverse stock split, the Financial Statements included in this report have been retroactively presented as if the reverse split were in place.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operation

Our business activities currently consist of the operations of Internet Associates International, Inc., (IAI) our sole active wholly owned subsidiary. IAI is a website hosting company.

On June 18, 2009, our Board of Directors and the holders of a majority of our outstanding stock took the following actions by written consents:

1.

The Shareholders removed Glenn Wistey and Bruce Taylor as directors of the Company, without cause, leaving one director, Randi Swatt.

2.

Randi Swatt, as sole director, appointed Kenneth Frank and Christopher L. Kolb as directors to fill the vacancies created by the removal of Mr. Wistey and Mr. Taylor.

3.

Randi Swatt resigned as a director of the Company, retaining her position as Acting Chief Executive Officer.

4.

The Directors appointed Christopher L. Kolb as President of the Company.

5.

The Directors adopted proposals to amend the Company’s Certificate of Incorporation to effect a 10-to-1 reverse stock split, and to amend the Company’s Certificate of Incorporation to decrease the Company’s total number of authorized shares from 999,999,000 shares to 400,000,000 shares, all of which shall be common stock, par value $.00001 per share.

6.

The Shareholders approved the proposals as adopted by the Directors.

On July 21, 2009, a Certificate of Amendment of our Articles of Incorporation was filed with the State of Delaware reflecting the reverse stock split and the reduction in authorized stock.  We have applied for a new CUSIP number and, when that new number is assigned, the reverse split will be effective.  The restructuring of the Company is intended to facilitate the acquisition or development of one or more new business activities.

On July 20, 2009, we entered into an Agreement for Business Relationship with George England.  Under the Agreement, Mr. England is to use our existing proprietary and non-proprietary products and services in order to develop additional proprietary and non-proprietary products and services for the Company, and market those products and services to the medical-related industry.  Mr. England will maintain active, full-time involvement with the Company with regard to day to day developmental, operational and sales efforts, and will assign and grant ownership to the Company of any proprietary and non-proprietary products and services developed by Mr. England during the term of the Agreement.

In return for Mr. England’s efforts, we have granted to him an option to purchase up to 750,000 post-reverse split shares of our common stock at $.0012 per share.  The option is subject to the Company realizing at least $4,000,000 in gross sales of the products being developed by Mr. England, at a minimum 20% gross profit margin, by December 31, 2010.  Once $500,000 of such sales have been realized, the option will vest pro rata until the full $4,000,000 of sales is realized.  See Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds, below, for more detail.

RESULTS OF OPERATIONS

Revenues were $2,110 and $2,755, respectively, for the three months ended June 30, 2009 and 2008, and $2,630 and $5,564, respectively, for the six months ended June 30, 2009 and 2008.  The decreases in revenue reflect the diminished demand for IAI’s website hosting services.

Costs of Operations were $2,200 and $3,300, respectively, for the three months ended June 30, 2009 and 2008, and $5,500 and $6,600, respectively, for the six months ended June 30, 2009 and 2008.  The recent reduction in costs reflects the savings from administrative and IT services now being provided by entities controlled by our new President, Christopher L. Kolb, and William P. Stueber II, a major shareholder.

General and administrative expenses were $40,480 and $16,256, respectively, for the three months ended June 30, 2009 and 2008, and $56,989 and $42,866, respectively, for the six months ended June 30, 2009 and 2008. The increase in general and administrative costs results from our restructuring of the Company during the second quarter.

Our largest expense is the interest accrued on amounts lent to us from time to time by Franklin Frank, a major shareholder, in order to fund our operation. As of June 30, 2009, these loans totaled $1,993,286.  Interest expense is accrued during the year and, to date, has been capitalized as of the beginning of the following year. Accrued interest expense was $117,495 for the six months ended June 30, 2009, compared to $100,353 for the same period in 2008.  The increase reflects additional loans made to us by Mr. Frank and his affiliates.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2009, we had a working capital deficit of $2,116,907, compared to a $1,939,927 working capital deficit as of December 31, 2008.  The increase reflects the fact that we are operating at a loss while we restructure the Company and seek to acquire or develop new business activities.  We will continue to have limited revenues, and are essentially dependant on Franklin Frank to fund operating shortfalls.  There can be no assurance that our cash flow will increase in the near future, or that revenues generated from our existing subsidiary operations will be sufficient to allow us to pursue new profitable ventures.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Not Required

Item 4.

Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our President, who is also our principal financial officer. Based upon that evaluation, management concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Item 4T.

Controls and Procedures.

There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

On July 20, 2009, pursuant to an Agreement for Business Relationship between the Company and George England, we issued to Mr. England an option to purchase up to 750,000 post-reverse split shares of our common stock.  The option is not exercisable until the Company has realized $500,000 from sales of products being developed for the Company by Mr. England, with a minimum 20% gross profit margin.  The option then vests pro rata, and becomes exercisable in full when the Company has realized $4,000,000 in gross sales of the products being developed by Mr. England, at a minimum 20% gross profit margin.  If the Company has not realized at least $4,000,000 in sales by December 31, 2010, the unvested portion of the option will lapse.  Any portion of the option not vested and exercised on or before December 31, 2012, will terminate.  The issuance of the option was exempt from registration under Section 4(2) of the Securities Act of 1933.

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

SAFE TECHNOLOGIES INTERNATIONAL, INC.
(Registrant)

Date: August 14, 2009	By:	/s/ Christopher L. Kolb
Christopher L. Kolb
President

12