Form 10-Q
period 2009-09-30
SAFE TECHNOLOGIES INTERNATIONAL INC
filed 2009-11-16
CIK 829117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate buy check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 275,275,128 shares as of November 9, 2009.

SAFE TECHNOLOGIES INTERNATIONAL, INC.

TABLE OF CONTENTS

PAGE
PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements

1

Condensed Consolidated Balance Sheets September 30, 2009 and December 31, 2008

1

Condensed Consolidated Statements of Operations for the Three Months Ended
September 30, 2009 and 2008

2

Condensed Consolidated Statements of Operations for The Nine Months Ended
September 30, 2009 and 2008

3

Condensed Consolidated Statement of Stockholders' Deficit September 30, 2009

4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
September 30, 2009 and 2008

5

Notes to Unaudited Condensed Consolidated Financial Statements

6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operation

10

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

10

Item 4.        Controls and Procedures

11

Item 4T.     Controls and Procedures.

11

PART II– OTHER INFORMATION

Item 6.      Exhibits

12

Signatures

13

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

SAFE TECHNOLOGIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)	(Note 1(a))
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$3,408	$3,956
Accounts receivable, net of allowance for doubtful accounts of $1,300 at September 30, 2009 and December 31, 2008	567	1,260
Total current assets	3,976	5,216

PROPERTY AND EQUIPMENT
Furniture, fixtures, and equipment	5,644	5,644
Less: Accumulated depreciation	(5,644)	(5,644)
Total property and equipment	—	—

OTHER ASSETS
Deposits	1,650	939
Total other assets	1,650	939

Total Assets	$5,626	$6,155

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$27,834	$228,660
Notes and loans payable- related parties	15,500	1,715,900
Deferred revenue	1,577	583

Total current liabilites	44,911	1,945,143

Total liabilites	44,911	1,945,143

STOCKHOLDERS' DEFICIT
Common stock, $.00001 par value, 400,000,000 shares authorized; 275,075,128 shares and 93,263,160 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively
Additional paid-in capital	9,729,334	7,462,196
Accumulated deficit	(9,771,370)	(9,402,117)

Total stockholders' deficit	(39,285)	(1,938,988)

Total Liabilities and Stockholders' Deficit	$5,626	$6,155

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SAFE TECHNOLOGIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(UNAUDITED)

	2009	2008
REVENUES	$4,327	$1,653

COST OF OPERATIONS

Cost of operations	7,455	3,300

Total cost of operations	7,455	3,300

Gross Loss	(3,128)	(1, 647)

OPERATING EXPENSES

Selling, general and adminstrative expenses	148,852	19,856

Total operating expenses	148,852	19,856

Operating loss	(151,980)	(21,503)

OTHER INCOME (EXPENSE)

Interest expense -related third parties	(39,919)	(50,840)

Total other income (expense)	(39,919)	(50,840)

Loss before provision for income taxes	(191,899)	(72,343)
Income taxes	—	—

Net loss	$(191,899)	$(72,343)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	148,506,840	93,263,160

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SAFE TECHNOLOGIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(UNAUDITED)

	2009	2008

REVENUES	$6,957	$7,217

COST OF OPERATIONS

Cost of operations	13,077	9,900

Total cost of operations	13,077	9,900

Gross Loss	(6,120)	(2,683)

OPERATING EXPENSES

Selling, general and administrative expenses	205,719	62,722

Total operating expenses	205,719	62,722

Operating loss	(211,839)	(65,405)

OTHER INCOME (EXPENSE)

Interest expense - related third parties	(157,414)	(151,193)

Total other income (expense)	(157,414)	(151,193)

Loss before provision for income taxes	(369,253)	(216,598)
Income taxes	—	—

Net loss	$(369,253)	$(216,598)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	104,125,752	93,263,160

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SAFE TECHNOLOGIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
SEPTEMBER 30, 2009

(UNAUDITED)

	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit
BALANCE, December 31, 2008	93,263,160	$933	$7,462,196	(9,402,117)

Net (loss) for nine months ending September 30, 2009				(369,253)

Common Stock issued for Reverse Split rounding	128	0	0

Common Stock issued for Debt Conversion	180,811,840	$1,808	$2,167,934

Common Stock Issued for Services	1,000,000	$10	$14,510
Stock Options Issued for Services			$84,694

BALANCE, September 30, 2009	275,075,128	$2,751	$9,729,334	$(9,771,370)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SAFE TECHNOLOGIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(UNAUDITED)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(369,253)	$(216,598)
Adjustments to reconcile net loss to net cash used in
operating activities:
Bad debt provision	1,300	2,607
Common stock issued for services	14,520	—
Stock options issued for services	84,694	—

Changes in operating assets and liabilites:
(Increase) decrease in accounts receivable	693	(2,097)
(Increase) Decrease in other assets	(711)	—
Increase (decrease) in accounts payable and accrued expenses	157,614	151,070
Increase (decrease) in deferred revenue	994	(551)

Net cash used in operating activities	(110,149)	(65,569)

CASH FLOWS FROM INVESTING ACTIVITIES:

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in loans from shareholders	109,600	63,500

Net cash provided by financing activities	109,600	63,500

Net decrease in cash and cash equivalents	(549)	(2,069)
CASH and cash equivalents beginning of period	3,957	6,777

CASH and cash equivalents end of period	$3,407	$4,708

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of taxes in cash	$—	$—
Payment of interest in cash	$—	$—
Non-Cash Investing and Financing Activities	$—	$—
Expenses paid with 1,000,000 shares of common stock issued	$14,520	$—
Expenses paid with 4,000,000 shares of common stock options issued	$84,694	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SAFE TECHNOLOGIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

a)

Principles of consolidation and basis of presentation

The condensed consolidated financial statements include the accounts of Safe Technologies International, Inc. and its subsidiaries, Total Micro Computers, Inc., Connect.ad, Inc., Connect.ad Services, Inc. and Internet Associates International, Inc., as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  All material inter-company transactions and balances have been eliminated in the condensed consolidated financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. As such not all of the information and footnotes required by generally accepted accounting principles for complete financial statements have been presented.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature.  These financial statements and notes thereto should be read in conjunction with the financial statements for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results for the full fiscal year ended December 31, 2009.  The December 31, 2008 condensed consolidated balance sheet has been derived from the audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

d)

Net loss per common share.-

Net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during each period.  Net income per common share, diluted, is not presented as no potentially dilutive securities are outstanding.

e)

Cash and cash equivalents.-

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

SAFE TECHNOLOGIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2009

(1)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

f)

Fair value of financial instruments.-

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

j)

Fixed assets.-

Fixed assets are recorded at cost.  Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets of generally five or ten years.  Expenditures for maintenance and repairs are charged to operations as incurred.  Fixed assets were fully depreciated at September 30, 2009 and December 31, 2008.

(2)

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $ 369,253 for the nine months ended September 30, 2009, $ 292,027 for the year ended December 31, 2008, and the total cumulative loss of approximately $9,770,000. The ability of the Company to continue as a going concern is dependent upon developing sales and obtaining additional capital and financing.  The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The company is contemplating expanding operations and market presence by entering into business combinations, investments, joint ventures or other strategic alliances with third parties. There can be no assurance that it will be successful in overcoming these risks or any other problems encountered in connection with such business combinations or expansion.

A major shareholder of the Company has been funding, and continues to fund, the Company’s operations.

(3)

INCOME TAXES

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes.  The Company had cumulative net operating loss carry-forwards for income tax purposes at September 30, 2009 of approximately $ 7,400,000, expiring through December 31, 2023.

The company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

SAFE TECHNOLOGIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2009

(3)

INCOME TAXES

The differences between Federal income tax rates and the effective income tax rates are:

	September 30 2009	December 31, 2008
Statutory federal income tax rate	34%	34%
Valuation allowance	(34)	(34)
Effective tax rate	––	––

(4)

DEBT CONVERSION INTO COMMON STOCK

Effective August 25, 2009, the principle stockholders of the company converted   $2,169,742 of debt and accrued interest into 180,811,840 shares of common stock at an average price of $ .012 per share, as determined by the fair market value of the shares over a 20 day period prior to the conversion date.

(5)

COMMITMENTS AND CONTINGENCIES

The Company rents office space in Boca Raton, Florida under a lease that commenced on July 1, 2009. The lease continues through June 30, 2010 at a base rent of $2,800 per month.

(6)

SHORT-TERM DEBT-RELATED PARTIES

At September 30, 2009 and December 31, 2008, total short-term debt consisted of the following:

	September 30,	December 31,
	2009	2008
Notes and Loans payable to a shareholder, unsecured, and due upon demand, with the interest at 12% as to Notes and Loans as of September 30, 2009. Upon default, the notes and loans become due immediately at an interest rate of 18%	$15,500	$1,715,900

Total short-term notes	$15,500	$1,715,900

See Note 4 above regarding debt conversion.

Interest expense was $39,919 and $157,414 for the three and nine months ended September 30, 2009 and 2008, respectively, and $50,840 and $151,193 for the three and nine months ended September 30, 2008, respectively.  All the balances were unpaid and accrued.

(7)

COMMON STOCK AND OPTIONS ISSUED FOR SERVICES

On August 25, 2009, the company issued 1,000,000 shares of restricted common stock to its president, valued at $14,520 for services. The company also issued to its president, 4,000,000 common stock options, valued at $84,694. The options vest 1,000,000 a year over 4 years at a conversion price of $ 0.01452 per share as calculated per the Black Scholes pricing model.

(8)

REVERSE STOCK SPLIT

On June 18, 2009, the directors adopted, and the shareholders approved, proposals to amend the Company’s Certificate of Incorporation to effect a 10-to-1 reverse stock split, and to amend the Company’s Certificate of Incorporation to decrease the Company’s total number of authorized shares from 999,999,000 shares to 400,000,000 shares, all of which shall be common stock, par value $.00001 per share.   The new symbol for the company is SFAZ

SAFE TECHNOLOGIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2009

(8)

REVERSE STOCK SPLIT (continued)

As a result of the 10-to-1 reverse stock split, the Financial Statements included in this report have been retroactively presented as if the reverse split were in place.

(9)

RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issued Accounting Standards Codification  (ASC) 105-10 in June 2009, to be effective September 15, 2009. This establishes the ASC codification as the single source of authoritative nongovernmental Generally Accepted Accounting Principles (GAAP).  All existing accounting standards are superseded as described in FASB Accounting Standards Codification  (SFAS) No. 168, aside from those issued by the SEC. All other accounting literature not included in the Codification is non-authoritative. Adoption of  this  Codification as of September 30, 2009, which is reflected in our disclosures and references to accounting standards, had no change to our financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, (ASC 855) Subsequent Events (SFAS 165). This  offers assistance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 does not result in material changes in the subsequent events that an entity reports. This SFAS requires disclosure of the date through which events subsequent to the Balance Sheet date have been evaluated and whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 (ASC 855) is effective for interim and annual periods ending after June 15, 2009. The disclosures required by this statement follow. We evaluated events occurring between the end of our fiscal quarter, September 30, 2009 and November 11, 2009 when the financial statements were available to be issued.

(10)

SUBSEQUENT EVENTS

As required by ASC Topic 855, “Subsequent Events,” the Company has evaluated subsequent events through November 13, 2009, which is the date its September 30, 2009 consolidated condensed financial statements were issued.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Our business activities currently consist of (a) the website hosting operations of Internet Associates International, Inc., (IAI) our sole active wholly owned subsidiary, and (b) the development of new business activities in the Company related to IT solutions.

As previously reported, we have recently restructured the company, naming a new Board of Directors and new officers, effecting a 10 to 1 reverse stock split, and reducing our authorized shares to 400,000,000. At the time of that report, we were awaiting a new CUSIP number in order for the reverse split to be effective. We have since received our new CUSIP number, and the reverse split and reduction in authorized shares are effective. Our new trading symbol is SFAZ.

The restructuring of the Company is intended to facilitate the development of one or more new business activities, and to provide for the development of proprietary IT solutions we intend to offer to small and mid sized businesses on an outsource basis.

RESULTS OF OPERATIONS

Revenues were $4,327 and $1,653, respectively, for the three months ended September 30, 2009 and 2008, and $6,957 and $7,217, respectively, for the nine months ended September 30, 2009 and 2008. The increase in revenues during the third quarter of 2009 is attributable to the completion of an introductory IT consulting transaction. Year to date revenue for the nine month period is reflecting a slight decrease in overall sales activity as compared to the same period in 2008, as a result of the diminished demand for IAI’s single, limited offering of website hosting services.

Costs of Operations were $7,455 and $3,300, respectively, for the three months ended September 30, 2009 and 2008, and $13,077 and $9,900, respectively, for the nine months ended September 30, 2009 and 2008. The increases in costs of operation for 2009, as compared to 2008, reflect primarily one time vendor software, license fees, and setup charges as we increased our technological capacities in anticipation of new lines of business.

General and administrative expenses were $148,852 and $19,856, respectively, for the three months ended September 30, 2009 and 2008, and $205,719 and $62,722, respectively, for the nine months ended September 30, 2009 and 2008. The increase in general and administrative costs for 2009, as compared to 2008, is primarily attributable to increased legal and accounting expenses in connection with our restructuring of the Company, including the reverse stock spilt, the conversion of debt to stock, and the issuance certain incentive stock and options to the Company’s President in August 2009. This, together with the move to a new office location and certain initial software and hardware costs incurred in connection with the expansion of the Company’s IT solutions and activities, contributed to the increase.

During the third quarter of 2009, loans and interest due to a shareholder and his affiliate totaling approximately $2,170,000 were converted to equity. As a result, our interest expense is dramatically decreased beginning in September 2009. This reduction in interest expense on the converted loans will reduce our net losses going forward, but we will continue to incur interest on new loans and will sustain net losses from existing operations until significant new revenues can be generated.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2009, we had a working capital deficit of $40,935, compared to a $1,939,927 working capital deficit as of December 31, 2008. The decrease reflects the conversion of debt to equity, as noted above. Until we begin to generate new revenues, we will continue to operate at a loss and we will continue to be dependant on shareholders to fund operating shortfalls. There can be no assurance that our cash flow will increase in the near future from the anticipated new business activities, or that revenues generated from our existing subsidiary operations will be sufficient to allow us to pursue new profitable ventures.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Required

ITEM 4.

CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our President, who is also our principal financial officer. Based upon that evaluation, management concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

EXHIBITS

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

SAFE TECHNOLOGIES INTERNATIONAL, INC.
(Registrant)

Date: November 13, 2009	By:	/s/ Christopher L. Kolb
Christopher L. Kolb
President

13