Form 10-Q/A
period 2006-06-30
SAFE TECHNOLOGIES INTERNATIONAL INC
filed 2009-11-23
CIK 829117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

1200 N Federal Highway, Suite 200, Boca Raton, FL 33432
(Address of principal executive offices)

(866) 297-5070
(Issuer's telephone number)
__________________________________ (Former address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 275,275,128 shares as of November 9, 2009.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Explanatory Note:

Our Quarterly Report on Form 10Q for the quarter ended June 30, 2006, erroneously reported the Company to be a shell company, as defined in Rule 12b-2 of the Securities Exchange Act.  This error was repeated in each of our subsequent filings on Form 10Q.  Therefore, we are amending each of our erroneous filings to indicate that the Company is not, and was not, a shell company.

ITEM 6. EXHIBITS.

         31.1  Certification of principal executive officer

         31.2  Certification of principal financial officer

         32    Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Safe Technologies International, Inc. (Registrant)

Date: November 23, 2009	By:	/s/Christopher L. Kolb
Christopher L. Kolb, President