Form 10-Q/A
period 2008-06-30
SAFE TECHNOLOGIES INTERNATIONAL INC
filed 2009-11-23
CIK 829117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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