Form 10-K
period 2009-12-31
SAFE TECHNOLOGIES INTERNATIONAL INC
filed 2010-04-05
CIK 829117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ___________________

Commission file number 000-17746

Safe Technologies International, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	22-2824492
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1200 North Federal Highway, Suite 200, Boca Raton, FL	33432
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (866) 297-5070

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.00001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  ☐ Yes  ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐ Yes  ☑ No

Indicate by check mark whether the registrant(1) filed all reports required to be filed by Section or of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T  during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and disclosure will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes  ☑  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of June 30, 2009, was approximately $458,996.

The number of shares outstanding of the issuer's common stock, as of March 24, 2010, was 276,429,379.

SAFE TECHNOLOGIES INTERNATIONAL, INC.

Index to
Annual Report on Form 10-K
For the Year Ended December 31, 2009

PART I

ITEM 1.   BUSINESS

Safe Technologies International Inc. is a technology solutions company.  Until late 2009, our operations consisted of providing website hosting operations through our subsidiary, Internet Associates International, Inc.

In late 2009, we began the development of new business lines within the Company related to IT solutions, including a full suite of application hosting, monitoring and remote solution services.  In early 2010, we began offering an integrated suite of unified backup and remote disaster recovery services, predictive office network health analytics and remote IT support solutions.  We are initially targeting this product to small to medium sized businesses.

We plan to introduce security, data storage and systems management solutions to help businesses secure and manage their information on a “hosted” basis. Today, generally, the facilities required (servers, routers, switches, firewalls, cabinets, software, wiring, etc.) to deliver IT services is either (a) purchased and managed by the customer (“do it yourself”) (b) outsourced, where businesses transfer full responsibility for their IT operations or (c) “hosted”, whereby customers are provided with a full suite of customized  services to deliver a simpler, more cost competitive solution to meet their unique IT needs.

We believe that our value-centric services will provide customers with mission critical support while also adding significant value to their business. Current new sales activity is a result of leads generated from the Company’s website, which we continue to develop and invest resources into.

Our strategy is to provide hosted software and services to secure and manage the connected world of our customers against risks in a complete and cost-efficient manner. We believe that the security, storage and systems management markets are converging as businesses increasingly seek one solution to manage their most valuable asset – their information.  We help businesses ensure that their information and infrastructures are protected, managed easily, and controlled automatically.

As a result of the aforementioned initiatives, we are now a technology solutions company that specializes in providing managed IT services including mission-critical data hosting, disaster recovery and Total OfficeSM solutions which are provided on an outsourced, rapidly-deployed fixed cost basis to small and medium sized businesses. Our Strategic Data Support (“SDS”) brand provides easily-deployed custom solutions that create significant cost efficiencies, dependable network functionality and complete redundancy through our disaster recovery facilities.  Our focus is on reliable, scalable and affordable services in order to provide a clear value to our customers.  We strive to earn client trust by providing superior service, support and uncompromised standards in order to differentiate ourselves from our competitors.  Our goal is to help organizations define and execute technology solutions to deliver a simpler, more cost effective solution to meet their unique IT needs.  We possess a broad range of skills that equip us to deliver the right solution.

There are a multitude of competitors providing various fragmented and isolated solutions for the IT issues our products address.  Accordingly, our success depends on our ability to provide integrated, seamless and easily-deployed solutions at a lower cost. We believe we have such solutions.

We currently have no employees.  Our President, Christopher L. Kolb, and our Chief Financial Officer, Richard P. Sawick, as well as a limited number of administrative personnel, are currently retained on an independent contractor basis.

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

Given these uncertainties, readers of this Form 10-K and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 2.   PROPERTIES

Our executive offices are located at 1200 North Federal Highway, Suite 200, Boca Raton, FL 33432, where we lease approximately 550 square feet of office space. We pay base rent of approximately $2,800 per month which includes limited administrative and facility services.

ITEM 3.   LEGAL PROCEEDINGS

The company is not a party to any legal proceedings involving any claim against the company.

ITEM 4.   RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER’S PURCHASES OF EQUITY SECURITIES.

Our common stock is traded in the over-the-counter market under the symbol "SFAZ". Our transfer agent is Direct Transfer, LLC, whose phone number is 919-481-4000.  The following table sets forth the high and low bid, as reported by Nasdaq.com, for our common stock for the calendar periods indicated. As a result of a 10-to 1 reverse stock split approved by shareholders and adopted by the Board of Directors, the following data has been retroactively presented as if the reverse split were in place throughout the periods.

Period	Bid High/Low
2008
1st Quarter	.005/.002
2nd Quarter	.005/.002
3rd Quarter	.004/.002
4th Quarter	.004/.001

2009

1st Quarter	.003/.003
2nd Quarter	.013/.010
3rd Quarter	.021/.015
4th Quarter	.039/.031

The above quotations do not include retail mark-ups, mark-downs or commissions and represents prices between dealers and not necessarily actual transactions. The past performance of our securities is not necessarily indicative of future performance.

Holders of Record

As of March 24, 2010, there were 1,586 shareholders of record of our common stock.

Dividend Policy

We have not declared or paid any cash dividends on our common stock since our inception. We do not intend to pay cash dividends on our common stock in the foreseeable future. We anticipate we will retain any earnings for use in our operations and development of our business.

Securities authorized for issuance under equity compensation plans.

On July 20, 2009, our Board of Directors approved our 2009 Compensatory Stock Plan (the “Plan”).  The Plan is designed for selected employees, officers, directors and key consultants to the Company and its subsidiaries, and is intended to advance the best interests of the Company by providing personnel who have substantial responsibility for the management and growth of the Company and its subsidiaries with additional incentive by increasing their proprietary interest in the success of the Company, thereby encouraging them to remain in the employ of the Company or its subsidiaries.  The Plan is administered by the Board of Directors of the Company, and authorizes the issuance of stock options, restricted stock grants and stock awards, not to exceed a total of 10,000,000 shares.  The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant.

The following table presents information as to the number of shares of our common stock which are authorized for issuance under the Plan.

Plan category	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under the Plan (excluding shares reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	n/a	-0-
Equity compensation plans not approved by security holders	6,750,000	$0.0175	1,550,000
Total	6,750,000	$0.0175	1,550,000

Recent sales of Unregistered Securities.

On October 13, 2009, we issued 200,000 shares of common stock to our general counsel as part payment for services rendered, valued at $4,000.  On December 31, 2009, we issued an additional 500,000 shares to our general counsel as part payment for additional services rendered, valued at $19,089.  Our general counsel is an accredited investor, and a restrictive legend was placed on the share certificates. The issuances of the shares were exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On December 18, 2009, we issued 654,251 shares of common stock to our Chief Financial Officer in payment of a promissory note to him for certain assets we purchased from him.  The shares were valued at $14,158.  Our Chief Financial Officer is an accredited investor, and a restrictive legend was placed on the share certificates. The issuances of the shares were exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

ITEM 6.   SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our business activities until late 2009 consisted of (a) the website hosting operations of Internet Associates International, Inc., (IAI) our sole active wholly owned subsidiary, and (b) the development of new business lines  within the Company related to IT solutions, including a full suite of application hosting, monitoring and remote solution services. We believe this, along with our focus on providing a superior service to our customers will differentiate us from our competitors and enable us to gain market share in today’s constrained spending environment.

Results of Operations

Revenue for the year ended December 31, 2009 was $18,507 as compared to $8,914 for 2008. Fourth Quarter 2009 revenues were $11,550 and $1,697 for 2009 and 2008, respectively. The sales growth resulted primarily from the commencement of IT service offerings provided by the Company. The continued development of the Company’s website, and the related introduction and promotion of the Company’s new business activities, has contributed to these initial results.

Costs of operations were $28,801 and $13,200 for the years ended December 31, 2009 and 2008, respectively. These costs consist primarily of one-time charges, equipment, data storage costs, fee based technical support costs, and costs of content, subscriptions, and maintenance incurred as we increased our technological capacities in anticipation of new lines of business. In so doing, the Company is poised for future growth without a compromise to its service level commitment.  The one time and minimum volume costs are currently being fully expensed until such time as revenues are consistent and the nature of the costs are appropriate to amortize over fully achieved base volumes.

General and administrative expenses are comprised primarily of the valuations of certain stock and stock options issued, the non employee (contractual) services of the Company’s officers, professional legal and accounting fees, transfer agent and public reporting fees and software and website development costs.

For the year ended December 31, 2009 the Company incurred stock compensation charges of $22,209 resulting from the issuance of common stock and common stock options under our 2009 Compensatory Stock Plan. There were no options issued in 2008.

Legal fees were $75,704 and $8,125 for the years ended December 31, 2009 and 2008, respectively. The increase is attributable to legal fees incurred in 2009, in connection with the Company’s restructuring.

Accounting fees were $24,766 for the year ended December 31, 2009 and $54,125 for the comparable year 2008. The 2009 fees consist of $13,341 in day to day outsourced accounting services incurred between January and mid-October, $11,425 in connection with our former independent registered public accounting firm’s review of the first 3 quarters of 2009 and preparation of our 2008 tax return.

Transfer agent and public reporting fees and expenses were $27,315 in 2009 and $5,840 in 2008. The significant increase is a result of (1) a notice to stockholders issued in June 2009, regarding the restructuring, including a change in directors, the reverse stock split, disclosure of certain changes in beneficial ownership, and the amendment to the articles of incorporation providing for the reduction of total authorized shares, (2) fees incurred from August through October 2009 in connection with the transition to a new transfer agent and (3) certain one-time transfer agent activity costs in connection with the reverse split, new certificate printing, and certain amended public filings.

New expenses incurred starting in August 2009 for software and web and e-commerce program development in the amount of approximately $9,861, will continue as we maintain, cultivate, advance, and expand our web presence and program offerings.

On August 31, 2009, loans and the accrued interest due to stockholder Franklin Frank and his affiliates totaling approximately $2,170,000 were converted to equity.  As a result, our interest expense dramatically decreased beginning in September 2009. Interest expense for the year ended 2009 was $158,505 as compared to $202,386 for 2008. This debt conversion will reduce our interest expense going forward, to the extent that significant new borrowings are not required.

Liquidity and Capital Resources.

As of December 31, 2009 the Company had cash and cash equivalents of $6,032 and a working capital deficit of $114,403, compared to cash and cash equivalents of $3,956 and a working capital deficit of $1,939,927 for the year ended December 31, 2008.  The significant improvement to the deficit is a result of the conversion of approximately $2,170,000 in stockholder debt into equity of the Company. Subsequent to the conversion of debt, for the period September 1 through December 31, 2009, our sources of cash were net revenues of $14,837 and new stockholder loans of $92,764. Accordingly, the Company continues to incur operating losses (loss before interest expense). The operating loss for the year ended December 30 2009 was $230,536 as compared to $89,641 for 2008. Of the $230,536 operating loss for 2009, approximately $36,740 was incurred after the debt restructuring on August 31, 2009.

Internally generated cash flows continue to be insufficient to support business operations or capital expenditures. Our ability to generate cash depends on our financial performance, general economic conditions, technology trends and developments, and other factors. Until we begin to generate significant new revenues, we will continue to operate at a loss and be dependent on stockholder Franklin Frank to fund all operating shortfalls, including our continuing investment in e-commerce, program development, restructuring costs, and officer compensation.

There can be no assurance that our cash flow will increase in the near future from anticipated new business activities, or that revenues generated from our existing operations will be sufficient to allow us to continue to pursue new customer programs or profitable ventures.

Net Operating Loss Carry-Forwards

The Company had cumulative net operating loss carry-forwards for income tax purposes at December 31, 2009 of approximately $7,400,000, expiring through December 31, 2023. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

Going Concern

We are the subject of a "going concern" audit opinion. Such qualification was issued because we have incurred continuing losses from operations. As of December 31, 2009, we had working capital deficit of $114,403, which raises substantial doubt about our ability to continue as a going concern.

In addition, there is no assurance that we will be able to successfully raise the funds necessary to fund operations through any means available. Further, there is no assurance that we will be able to successfully grow operations even if we are successful in acquiring the funds necessary, which may have a material impact on our consolidated financial position and results of operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7A.   MARKET RISK DISCLOSURES.

Not Applicable.

ITEM 8.   FINANCIAL STATEMENTS

Financial statements and supplementary data are set forth on pages F-1 through F-13.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2009 (the “Evaluation Date”).  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, and a conclusion on this evaluation. This evaluation was carried out under the supervision and with the participation of our President, as chief executive officer, and our Chief Financial Officer. Based upon that evaluation, management concluded that, as of the end of such period, our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described below.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

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

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting that creates a reasonable possibility that a material misstatement of financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our President and our Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date.  The evaluation was conducted based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on its evaluation, management concluded that our internal control over financial reporting was not effective as of the Evaluation Date.  Management identified material weaknesses as of December 31, 2009, as follows:

-	Limited Accounting Personnel: We have an inadequate number of personnel to properly implement control procedures by segregating duties. This material weakness exists because we are currently a small company, with limited business operations to support multiple accounting personnel. As our business grows, we expect to add additional accounting personnel, which will allow us to implement appropriate segregation of financial reporting duties. This process began with our retaining of a Chief Financial Officer on October 12, 2009.

-	Inadequate Independent Review: We have not obtained an independent review of our treatment of complex accounting transactions. We intend to obtain such independent review in the future.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in internal control over financial reporting

As of the Evaluation Date, other than the changes described above, there were no changes in our internal control over financial reporting for the quarter ended December 31, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls and procedures

Our management does not expect that our controls and procedures will prevent all potential errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

ITEM 9B.   OTHER INFORMATION.

None

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The executive officers and directors of the Company are listed below.  Each director was appointed for a term of one year and until their successor is duly elected.

Name	Age	Position Held with Registrant

Christopher L. Kolb	42	Director, President
Kenneth F. Frank	51	Director
Richard P. Sawick	54	Chief Financial Officer

Christopher L. Kolb is the founder and President of Coastal Networks, Inc., a company which provides outsourced chief technology officer and information technology services.

Kenneth F. Frank is President of CVR Health Products, Inc., a company located in Hicksville, New York, which purchases, sells and manages investment real estate.

Richard P. Sawick was Vice President-Finance and Administration for Linton Truss Corporation, a design engineering and truss manufacturer located in South Florida, for fifteen years prior to joining the Company.

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

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth all compensation paid or earned for services rendered to the Company in all capacities during the years ended December 31, 2009 and 2008 by our President and our prior acting Chief Executive Officer.  No other executive officer received total annual compensation in excess of $100,000 in those periods.

Name and principal position	Year	Salary ($)	Stock awards ($)	Option awards ($)	Total ($)
Christopher L. Kolb, President	2009	16,9231	14,5202	87,3943	118,837
Randi Swatt, Acting CEO	2009	0	0	0	0
	2008	0	0	0	0

1	Mr. Kolb was appointed President of the Company on June 18, 2009, but was not compensated by the Company until November 2, 2009. Mr. Kolb’s annual compensation is $100,000.

2	The stock award granted to Mr. Kolb was valued at 110% of the average closing price for the Company’s common stock for the 10 days prior to the date of the grant.

3
The stock options awarded to Mr. Kolb were valued at the aggregate grant date fair value computed in accordance with the Black Scholes methodology.  The options represent the right to purchase 4,000,000 shares of common stock at an exercise price equal to 110% of the average closing bid and ask prices for the Company’s common stock for the 10 trading days prior to the date of the Option.  The option is exercisable as to 1,000,000 shares on August 25 of each year, beginning in 2010, provided Mr. Kolb continues to be retained as a consultant to, or employee of, the Company as of the date of exercise.

Outstanding Equity Awards at December 31, 2009

Name	Option awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date
Christopher L. Kolb	0	4,000,0001	0.01452	August 25, 2019

1	The options vest as to 1,000,000 shares on August 25 of each year, beginning in 2010, provided Mr. Kolb continues to be retained as a consultant to, or employee of, the Company as of the date of exercise.

Compensation of Directors

We do not currently pay any compensation to our directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of March 10, 2010 with respect to the number of shares of the Company's Common Stock that are beneficially owned by (i) each executive officer of the Company, (ii) each director of the Company and (iii) each shareholder of the Company who owns more than 5% of the Company's Common Stock. An asterisk indicates beneficial ownership of less than 1% of the Company's outstanding stock. Except as otherwise indicated, each of the shareholders listed below has voting and investment power over the shares beneficial owned. As of March 10, 2010, there were issued and outstanding 276,429,379 shares of the Company's common stock.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percent of Class

Ruth Deutsch 1200 N Federal Highway, Suite 200 Boca Raton, FL 33432 Shareholder	112,027,428 1	40.5

Franklin Frank 1200 N Federal Highway, Suite 200 Boca Raton, FL 33432 Shareholder	112,027,428 1	40.5

William P. Stueber II 1200 N Federal Highway, Suite 200 Boca Raton, FL 33432	111,032,368	40.2

Christopher L. Kolb 1200 N Federal Highway, Suite 200 Boca Raton, FL 33432 Director, President	1,000,000	*

Kenneth F. Frank 1200 N Federal Highway, Suite 200 Boca Raton, FL 33432 Director	6,800,000 2	2.5

Richard P. Sawick 1200 N Federal Highway, Suite 200 Boca Raton, FL 33432 Chief Financial Officer	654,251	*

All Officers and Directors as a group (3 persons)	8,454,251	3.1
____________
1	Includes 82,130,775 shares held by Franklin Frank, 14,821,508 shares held by Ruth Deutsch, Franklin Frank’s wife, 11,675,145 shares held by Zaras Investments, Inc., a corporation controlled by Franklin Frank, and 3,400,000 shares held by LVDB, Inc., a corporation controlled by Franklin Frank and Kenneth F. Frank.

2	Includes 3,400,000 shares held by Kenneth F. Frank and 3,400,000 shares held by LVDB, Inc., a corporation controlled by Franklin Frank and Kenneth F. Frank.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Franklin Frank and/or entities controlled by him have lent us money from time to time in order to fund our operations.  In addition, Mr. Frank and/or affiliates purchased two notes given by us to former officers for loans to us.  As of August 31, 2009, the amount of these loans, with interest, totaled $2,169,742.  Effective August 31, 2009, this amount was converted into 180,811,840 shares of our common stock at a conversion price of $.012 per share, which was the average of the closing bid and asked prices of our common stock for the twenty trading days ending August 21, 2009.

Since the date of the debt conversion described above, Franklin Frank has continued to lend us money from time to time in order to fund our operations.   The total amount we owed to Franklin Frank as of December 31, 2009 was $92,764.  The loans bear interest at 8% per annum and are payable on demand.

During 2008, a total of $202,386 of interest was accrued against the loans, and was converted to common stock in the above described debt conversion. During 2009, a total of $158,505 of interest was accrued against the loans.  Interest accrued in 2009 through August 31, 2009 was converted to common stock in the above described debt conversion.

In December 1, 2009, we purchased from Richard P. Sawick, our Chief Financial Officer, various computers and computer-related equipment for a total purchase price of $14,158.  The purchase was paid for by promissory note.  On December 18, 2009 the note was converted into 654,251 shares of our common stock at a conversion price of $.02164 per share, which was the average of the closing bid and asked prices of our common stock for the seven trading days ending December 18, 2009.

Under the definition of director independence found in NASD Rule 4200, Bruce Taylor and Glenn Wistey were independent directors until their removal as directors on June 18, 2009.  Kenneth F. Frank is now our sole independent director.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees.

The aggregate fees billed for each of the last two fiscal years for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements and review of our financial statements included in our Forms 10-Q were $25,000 in 2008 and $25,500 in 2009.

Audit-Related Fees.

The aggregate fees billed in each of the last two fiscal years for assurance and related services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements, and are not reported above, were $25,000 in 2008 and $0 in 2009.

Tax Fees.

The aggregate fees billed in each of the last two fiscal years for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice, and tax planning were $925 in 2008 and $1,250 in 2009.  These services consisted of the preparation of our tax returns.

All fees for audit services, and any material fees for other services, are approved in advance by our Board of Directors.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Reports of Independent Registered Public Accounting Firms	F-2 – F-3

Consolidated Financial Statements:

Consolidated Balance Sheets	F-4

Consolidated Statements of Operations	F-5

Consolidated Statements of Stockholders’ Deficit	F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8 – F-13

 Exhibit Index

31.1	Rule 13a-14(a)/15d-14(a) Certification – President (principal executive officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32	Section 1350 Certifications

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFE TECHNOLOGIES INTERNATIONAL, INC.

By:	/s/ Christopher L. Kolb
Christopher L. Kolb, President
Date: April 5, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Christopher L. Kolb
Christopher L. Kolb, Director and President (principal executive officer)
Date: April 5, 2010

By:	/s/ Richard P. Sawick
Richard P. Sawick, Chief Financial Officer
Date: April 5, 2010

By:	/s/ Kenneth F. Frank
Kenneth F. Frank, Director
Date: April 5, 2010

SAFE TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms	F-2 – F-3

Consolidated Balance Sheets as of December 31, 2009 and 2008	F-4

Consolidated Statements of Operations For the Years Ended December 31, 2009 and 2008	F-5

Consolidated Statement of Stockholders’ Deficit For the Years Ended December 31, 2009 and 2008	F-6

Consolidated Statements of Cash Flows For the Years Ended December 31, 2009 and 2008	F-7

Notes to Consolidated Financial Statements	F-8 – F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders Safe Technologies International, Inc.

We have audited the accompanying consolidated balance sheet of Safe Technologies International, Inc. and Subsidiaries as of December 31, 2009, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Safe Technologies International, Inc. and Subsidiaries as of December 31, 2009, and their results of operations and cash flows for year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has experienced recurring losses in 2009, and since inception. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ J.H. Cohn LLP

Roseland, New Jersey
April 2, 2010

Baum & Company, P.A.
605 Lincoln Road, Suite 210
Miami Beach, FL 33139

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Safe Technologies International Inc.

We have audited the accompanying consolidated balance sheet of Safe Technologies International Inc. as of December 31, 2008, and the related statements of operations, stockholders' deficiency and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Safe Technologies International  Inc. as of  December 31, 2008 and the related consolidated results of operations, stockholders’ deficiency and cash flows for the year then ended in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements the Company has experienced a loss in 2008 and since inception.  The Company's financial position and operating results raise substantial doubts about its ability to continue a going concern.  Management's plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baum & Company PA

Miami Beach, Florida
April 5, 2009

Safe Technologies International, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
	2009	2008

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,032	$3,956
Accounts receivable, net of allowance for doubtful accounts of
$200 at December 31, 2009 and $1,300 at December 31, 2008	4,353	1,260
Prepaid expenses	5,692
Total current assets	16,077	5,216

PROPERTY AND EQUIPMENT
Furniture and fixtures	-	5,644
Computer equipment	14,158
Less: Accumulated depreciation	(236)	(5,644)
Total property and equipment	13,922	-

OTHER ASSETS	1,650	939

Total Assets	$31,649	$6,155

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$37,571	$228,660
Notes and loans payable - related parties	92,764	1,715,900
Deferred revenue	145	583

Total liabilites	130,480	1,945,143

COMMITMENTS

STOCKHOLDERS' DEFICIT
Common stock, $.00001 par value, 400,000,000 and 99,999,900 shares authorized at December 31, 2009 and December 31, 2008, respectively; 276,429,379 shares and 93,263,160 shares issued and outstanding at December 31, 2009
and December 31, 2008, respectively	2,765	933
Additional paid-in capital	9,689,562	7,462,196
Accumulated deficit	(9,791,158)	(9,402,117)

Total stockholders' deficit	(98,831)	(1,938,988)

Total Liabilities and Stockholders' Deficit	$31,649	$6,155

See the accompanying notes to consolidated financial statements

Safe Technologies International, Inc. and Subsidiaries Consolidated Statements of Operations For the years ended December 31, 2009 and 2008
	2009	2008

REVENUES	$18,507	$8,914

COST OF OPERATIONS	28,801	13,200

Gross loss	(10,294)	(4,286)

OPERATING EXPENSES

Selling, general and adminstrative expenses	220,242	85,355

Total operating expenses	220,242	85,355

Operating loss	(230,536)	(89,641)

OTHER EXPENSE

Interest expense - related parties	(158,505)	(202,386)

Total other expense	(158,505)	(202,386)

Loss before provision for income taxes	(389,041)	(292,027)
Income taxes	-	-

Net loss	(389,041)	$(292,027)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	154,612,689	93,263,160

See the accompanying notes to consolidated financial statements

Safe Technologies International, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficit
For the years ended December 31, 2009 and  2008

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

BALANCE, December 31, 2007	93,263,160	$933	$7,462,196	$(9,110,090)	$(1,646,961)

Net loss for the year				(292,027)	(292,027)
BALANCE, December 31, 2008	93,263,160	933	7,462,196	(9,402,117)	(1,938,988)

Net loss for the year				(389,041)	(389,041)

Common stock issued for reverse split rounding	128
Common stock issued for debt conversion	180,811,840	1,808	2,167,934		2,169,742
Common stock issued for computer equipment	654,251	7	14,151		14,158
Stock compensation expense			7,689		7,689
Common stock issued for services	1,700,000	17	37,592		37,609
BALANCE, December 31, 2009	276,429,379	$2,765	$9,689,562	$(9,791,158)	$(98,831)

See the accompanying notes to consolidated financial statements

Safe Technologies International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2009 and 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(389,041)	$(292,027)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	236
Bad debt expense	(442)	3,339
Issuance of commons stocks for services	37,609
Stock compensation expense	7,689
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,651)	(3,731)
Increase in prepaid expenses	(5,692)
Increase in other assets	(711)
Increase in accounts payable and accrued expenses	168,653	214,715
Decrease in deferred revenue	(438)	(617)
Net cash used in operating activities	(184,788)	(78,321)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from stockholder	186,864	75,500
Net cash provided by financing activities	186,864	75,500

Net increase (decrease) in cash and cash equivalents	2,076	(2,821)
Cash and cash equivalents, beginning of year	3,956	6,777
Cash and cash equivalents, end of year	$6,032	$3,956

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Purchase of computer equipment with issuance of 654,251 shares of common stock	$14,158
Stock split 10:1	$8,393
Conversion of note payable to common stock - related parties	$2,169,742

See the accompanying notes to consolidated financial statements

Safe Technologies International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1. DESCRIPTION OF BUSINESS

Safe Technologies International Inc. is a technology solutions company.  Until late 2009, our operations consisted of providing website hosting operations through our subsidiary, Internet Associates International, Inc.
In late 2009, we began the development of new business lines within the Company related to IT solutions, including a full suite of application hosting, monitoring and remote solution services.  The Company offers an integrated suite of unified backup and remote disaster recovery services, predictive office network health analytics and remote IT support solutions.  Target for this product are small to medium-sized businesses. The Company strategy is to provide hosted software and services to secure and manage the connected world of their customers against risks in a complete and cost-efficient manner. The Company believes that the security, storage and systems management markets are converging as businesses increasingly seek one solution to manage customers’ most valuable asset – their information.  The Company business goal is to ensure that customers’ information and infrastructures are protected, managed easily, and controlled automatically.

The Company was incorporated under the laws of the State of Delaware on May 21, 1987 as Safe Aid Products, Inc.  On February 9, 1998, the Company changed its name to Safe Technologies International, Inc.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.  Estimates are used when accounting for allowance for bad debts, collectability of accounts receivable, amounts due to service providers, depreciation, and litigation contingencies, among others.

Principles of consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Total Micro Computers, Inc., Connect.ad, Inc., Connect.ad Services, Inc. and Internet Associates International, Inc. and have been prepared in accordance with U.S. generally accepted accounting principles, under the rules and regulations of the U.S. Securities and Exchange Commission (SEC). All inter-company transactions and balances have been eliminated in consolidation.

Revenue recognition
Revenue is recognized when the related service has been provided, there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection is reasonably assured.  The Company derives the majority of its revenue from recurring hosting services. The Company recognizes revenue for these services as they are provided, beginning on the date that the customer commences our services and continuing over the term of the customer contract. Revenue from other professional services, including setup and direct installation activities are recognized in the period the services are provided. Amounts that have been invoiced are recorded in accounts receivable and either deferred revenues or revenues, depending on whether the revenue recognition criteria have been met. Therefore, deferred revenue consists of amounts that have been prepaid and services have not yet been rendered.

Net loss per common share
Basic net loss per common share is computed using the weighted average number of common shares outstanding during each period presented, excluding unvested restricted stock awards subject to cancellation. Diluted net loss per common share is computed by using the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares represent the incremental common shares issuable for stock options.

Cash and cash equivalents
The Company classifies cash on hand and deposits in the bank as cash and considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Concentrations of Risk
The Company’s revenues are primarily derived from IT services and hosting, the market for which is highly competitive and rapidly changing. Significant changes in this industry or changes in customer buying behavior could adversely impact our operating results. The Company’s concentrations of credit risk are principally in accounts receivable. The Company periodically reviews the credit quality of its customers and does not require collateral. The Company relies on equipment and software purchased from third parties to provide its hosting services.  This equipment and software may not continue to be available on commercially reasonable terms to meet our business needs. Any errors or defects in third party equipment and software could result in errors or a failure of our service, which could harm our business. Indemnification from equipment and software providers, if any, would likely be insufficient to cover any damage to our business or our customers resulting from such failures.

Property and Equipment
Property and equipment is stated at cost. Depreciation is computed on the straight-line method, based on the estimated useful lives of the asset of five years. Expenditures for maintenance and repairs are charged to operations as incurred. Upon retirement or sale, the cost of assets disposed of and related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to operations.

Share-Based Compensation
The Company records compensation expense for share-based compensation in accordance with ASC Topic 718. For share options to certain officers and others, the Company used the Black-Scholes pricing model to determine the fair value of stock options on the grant dates for stock option awards issued. The Black-Scholes valuation model requires the Company to make assumptions and judgments about the variables used in the calculation. These variables and assumptions include the fair value of our common stock, expected term, the expected volatility, and certain present values.

Income taxes
The Company adopted the new accounting for uncertainty in income taxes guidance on January 1, 2009. The adoption of that guidance did not result in the recognition of any unrecognized tax benefits and the Company has no unrecognized tax benefits at December 31, 2009. The Company’s U.S. Federal and state income tax returns prior to fiscal year December 31, 2006 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

The Company recognizes interest and penalties associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the consolidated balance sheets.

Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses approximate fair value due to the immediate or short-term maturity of these financial instruments.  The fair  value of notes and loan payables is determined using current applicable rates which approximate market rates of such debt.

Recently Issued Accounting Standards
In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “improving Disclosures about Fair Value Measurements,” which clarifies certain existing requirements in ASC 820 “Fair Value Measurements and Disclosures,” and required disclosures related to significant transfers between each level and additional information about Level 3 activity.  FASB ASU 2010-06 begins phasing in the first fiscal period beginning after December 15, 2009.  The Company is currently assessing the impact on its consolidated results of operations and financial conditions.

In June 2009, the FASB issued additional guidance under ASC 860 “Accounting for Transfer of financial Assets and Extinguishment of Liabilities” which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial asset; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  This additional guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor's beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor's continuing involvement with transferred financial assets. This additional guidance must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This additional guidance must be applied to transfers occurring on or after the effective date. The adoption of this ASC 860 is not expected to have a material impact on the Company's financial statements and disclosures.

In October 2009, the FASB issued guidance on “Multiple Deliverable Revenue Arrangements,” updating ASC 605 “Revenue Recognition.” This standard provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company is currently evaluating the requirements of this guidance and has not yet determined the impact of its adoption on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASC 985-605, “Software Revenue Recognition.” This guidance changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple deliverables. The amendments in this guidance are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating the requirements of this guidance and has not yet determined the impact of its adoption on the Company’s consolidated financial statements.

In February 2010, the FASB issued FASB ASU 2010-09, “Subsequent Events, Amendments to Certain Recognition and Disclosure Requirements,” which clarifies certain existing evaluation and disclosure requirements in ASC 855 “Subsequent Events” related to subsequent events. FASB ASU 2010-09 requires SEC filers to evaluate subsequent events through the date in which the financial statements are issued and is effective immediately. The new guidance does not have an effect on the Company’s consolidated results of operations and financial condition.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses, has a net capital deficiency and is currently unable to generate sufficient cash flow to meet its obligations and sustain its operations. A major stockholder of the Company has been funding, and continues to fund at his discretion, the Company’s operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is introducing new commerce into the Company including a full suite of hosting services and solutions aimed at small and mid-sized businesses that they believe will meet their unique IT needs. The Company is also contemplating expanding operations and market presence by entering into business combinations, investments or alliances with third parties. There can be no assurance that they will be successful in overcoming the risks or establishing such new commerce, business combinations or expansion and that the Company would be able to continue its operations without continued support from its major stockholder.

NOTE 4. INCOME TAXES

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes.  The Company had cumulative net operating loss carry-forwards for income tax purposes at December 31, 2009 of approximately $7,400,000, expiring through December 31, 2023. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

NOTE 5. LEASES

The Company rents office space in Boca Raton, Florida under a lease that commenced on July 1, 2009. The lease continues through June 30, 2010 at a base rent of $2,800 per month. Rent expense for the years ended December 31, 2009 and 2008 were $17,486 and $5,713, respectively

NOTE 6. STOCKHOLDERS’ EQUITY

All of the Company’s authorized capital stock consists of common stock. The Company has authorized 400,000,000 shares of common stock, par value $.00001 per share. As of December 31, 2009, there are 276,429,379 shares issued and outstanding. Each holder of the Company’s common stock is entitled to one vote for each share held of record on all matters submitted to the vote of stockholders, including the election of Directors. All voting is non-cumulative, which means that the holder of fifty percent (50%) plus one share, can in voting for the election of Directors, elect all Directors. The holders of common stock are entitled to receive pro-rata dividends, when and as declared by the Board of Directors in its discretion, out of funds legally available therefore. Payment of dividends will depend on the Company’s financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant. The Company has never paid any dividends and the Board has no plans for the payment of future dividends at this time.

NOTE 7. NOTES AND LOANS PAYABLE - RELATED PARTIES

At December 31, 2009 and 2008, total notes and loans payable consisted of the following:

	December 31, 2009	December 31, 2008

Notes and loans payable to principal stockholders, unsecured, and due upon demand, with interest at 12% on Notes and loans as of December 31, 2008, and 8% on Notes and loans as of December 31, 2009. Upon default, the notes and loans become due immediately at an interest rate of 18%	$92,764	$1,715,900

Interest expense was $158,505 and $202,386 for the years ended December 31, 2009 and 2008, respectively.

NOTE 8. COMMON STOCK AND OPTIONS ISSUED FOR SERVICES

Effective August 31, 2009, certain principal stockholders of the Company converted $1,810,000 of loans and $359,742 of accrued interest on those loans into 180,811,840 shares of common stock at an average price of $.012 per share, as determined by an average of the fair market value of the shares over a twenty day period prior to the conversion date.

On October 13, 2009, the Company issued 200,000 shares of restricted common stock to its Corporate Counsel, Gerald W. Gritter, as part payment for legal fees incurred and to be incurred at a reduced rate. In connection with the arrangement, approximately $5,900 of legal fees incurred in August were discounted in full and, commencing in October all legal fees would be discounted by 40%, with the remaining 60% to be invoiced and paid as incurred by the Company.  Additional common stock will be issued from time to time and in amounts determined by mutual agreement between the Company and Mr. Gritter, in consideration of the on-going discount.   As a result of this issuance $4,000 was charged to operations as legal expense, based on the average of the fair market value of the Company’s common stock over a seven day period prior to issuance. Additional common stock will be issued from time to time and in amounts determined by mutual agreement between the Company and Mr. Gritter, in consideration of the on-going discount. On December 31, 2009, the Company issued an additional 500,000 shares of stock to Mr. Gritter, resulting in a charge to legal expense of $19,089, as determined by an average of the fair market value of the shares over a seven day period prior to issuance. Accordingly, as of December 31, 2009, the Company has received a discount of $10,382, with 700,000 shares being issued in consideration thereof.

On December 18, 2009, the Company exchanged 654,251 of its common stock at a price of $0.022 per share for a note payable in the amount of $14,158 to an officer of the Company for the purchase of computer equipment.  The stock price was determined by an average of the fair market value of the Company’s common stock over a seven day period prior to the conversion date.

NOTE 9. REVERSE STOCK SPLIT

On June 18, 2009, the directors adopted, and the stockholders approved, proposals to amend the Company’s Certificate of Incorporation to effect a 10-to-1 reverse stock split, and to amend the Company’s Certificate of Incorporation to decrease the Company’s total number of authorized shares from 999,999,000 shares to 400,000,000 shares, all of which shall be common stock, par value $.00001 per share.   The new symbol for the Company is SFAZ.  As a result of the 10-to-1 reverse stock split, all share and per share information has been revised to give retroactive effect to the stock split.

NOTE 10. PURCHASE COMMITMENTS

A non-cancelable purchase commitment which commenced in April 2009 relates to contracted services with our data center. The contract is for a period of 24 months with a commitment for 2010 of approximately $30,000. Charges in connection with the contract during 2009 of $19,000, is reflected in cost of operations.

NOTE 11. EQUITY BASED COMPENSATION

The Company’s Compensatory Stock Plan, which became effective on July 20, 2009, provides for the grant of stock options, restricted stock grants and stock awards. The plan is designed for select employees, officers, directors and key consultants to the Company and is intended to advance the best interests of the Company by providing personnel who have substantial responsibility for the management and growth of the Company with additional incentive by increasing their proprietary interest in the success of the Company, thereby encouraging them to remain in the employ of the Company. The plan is administered by the Board of Directors of the Company, and authorizes the issuance of awards and grants not to exceed a total of 10,000,000 shares. Stock options expire ten years from the date the option is granted and the Board in its discretion may provide that the option shall be exercisable throughout the ten year period or during any lesser period of time commencing on the date of grant. The specific terms of any awards under the plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant. The plan terminates on the tenth anniversary of the effective date.

On August 25, 2009, the Company issued 1,000,000 shares of restricted common stock to its President, who fills that position as an independent contractor.  The shares were valued at $14,520 as stock-based compensation. The valuation, charged to operations, was based on 110% of the average bid/ask prices of the Company’s common stock during the 10 day period prior to the issuance. The Company also issued to its President, 4,000,000 common stock purchase options, valued at $87,394. The options vest 1,000,000 per year over 4 years at an exercise price of $ 0.015. The valuation of $7,283, which was charged to operations, was calculated per the Black-Scholes pricing model.
On December 21, 2009, the Company issued to an officer, 2,000,000 common stock purchase options valued at $59,293. The options vest 500,000 per year over 4 years at an exercise price of $0.025 per share, which is 110% of the average bid/ask prices of the Company’s common stock during the seven day period prior to issuance. The valuation of $406 which was charged to operations was calculated per the Black-Scholes pricing model.

As of December 31, 2009, option awards that have been issued to key personnel under the plan are as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning of year 2009	0	0
Granted	6,000,000	$0.0181	117 months
Exercised	-	-
Expired	-	-
Outstanding at end of year 2009	6,000,000	$0.0181	117 months	$131,120
Exercisable at end of year 2009	-	-
Weighted-average fair value per award of awards granted during the year	$0.0181

No options have been granted or outstanding prior to January 1, 2009.

The options issued were valued based on the Black Sholes pricing model with the following assumptions for grants: dividend rate of 0%; risk-free interest rates of between 3.18% and 3.10% based on the U.S. Treasury yield curve in effect at the time of the grant; expected lives of 7year under simplified method and average volatility rates of 185% to 196% based upon the Company’s stock price volatility. None of the options issued above are either exercisable or vested at the year ended December 31, 2009. The charge to operations during 2009 in connection with the stock-based compensation issues was $7,689.