Form 10-Q
period 2010-03-31
SAFE TECHNOLOGIES INTERNATIONAL INC
filed 2010-05-10
CIK 829117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010
or

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

1200 North Federal Highway Suite 200, Boca Raton, FL 33432
(Address of Principal Executive Office) (Zip Code)

866-297-5070
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of theSecurities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was
required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑  Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes   ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

276,429,379 shares as of May 10, 2010

SAFE TECHNOLOGIES INTERNATIONAL, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

Safe Technologies International, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$15,749	$6,032
Accounts receivable, net of allowance for doubtful accounts of
$450 at March 31, 2010 and $200 at December 31, 2009	7,119	4,353
Prepaid expenses	1,738	5,692
Total current assets	24,606	16,077

PROPERTY AND EQUIPMENT, NET:
Computer equipment	14,158	14,158
Less: accumulated depreciation	(944)	(236)
Total property and equipment, net	13,214	13,922

OTHER ASSETS	1,650	1,650

Total assets	$39,470	$31,649

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$19,540	$37,571
Notes and loans payable - related parties	192,764	92,764
Deferred revenue	10	145
Total current liabilites	212,314	130,480

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock, $.00001 par value, 400,000,000 shares authorized;
276,429,379 shares issued and outstanding at March 31, 2010
and December 31, 2009	2,765	2,765
Additional paid-in capital	9,698,730	9,689,562
Accumulated deficit	(9,874,339)	(9,791,158)

Total stockholders' deficit	(172,844)	(98,831)

Total liabilities and stockholders' deficit	$39,470	$31,649

See the accompanying notes to condensd consolidated financial statements

Safe Technologies International, Inc.
Condensed Consolidated Statements of Operations
For the three months ended March 31, 2010 and  2009
(Unaudited)

	2010	2009

REVENUES	$16,889	$520

COST OF OPERATIONS	8,523	3,300

Gross profit (loss)	8,366	(2,780)

OPERATING EXPENSES:

Selling, general and adminstrative expenses	88,549	16,509

Total operating expenses	88,549	16,509

Operating loss	(80,183)	(19,289)

OTHER EXPENSES:

Interest expense - related parties	(2,999)	(57,697)

Total other expense	(2,999)	(57,697)

Loss before provision for income taxes	(83,182)	(76,986)

INCOME TAXES	-	-

Net loss	$(83,182)	$(76,986)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	276,429,379	93,263,160

See the accompanying notes to condensd consolidated financial statements

Safe Technologies International, Inc.
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2010 and  2009
Unaudited

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(83,182)	$(76,986)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	708	-
Bad debt expense	250	180
Stock compensation expense	9,169	-
Changes in operating assets and liabilites:
(Increase) decrease in accounts receivable	(3,016)	253
Decrease in prepaid expenses	3,954	-
Decrease in accounts payable and accrued expenses	(21,030)	(16,407)
Increase in accrued interest	2,999	57,697
Increase (decrease) in deferred revenue	(135)	694

Net cash used in operating activities	(90,283)	(34,569)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from stockholder	100,000	45,000

Net cash provided by financing activities	100,000	45,000

Net increase in cash and cash equivalents	9,717	10,431

Cash and cash equivalents beginning of period	6,032	3,956

Cash and cash equivalents end of period	$15,749	$14,387

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$-	$-

Income taxes paid	$-	$-

See the accompanying notes to condensd consolidated financial statements

Safe Technologies International, Inc.
Notes to Condensed Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments necessary to present fairly the Company’s financial position as of March 31, 2010 and December 31, 2009 and its results of operations and cash flows for the three months ended March 31, 2010 and 2009.  The significant accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2009, which is incorporated herein by reference.  The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

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

Principles of consolidation
The condensed consolidated financial statements (“financial statements”) include the accounts of Safe Technologies International, Inc. and its wholly-owned subsidiaries, Total Micro Computers, Inc., Connect.ad, Inc., Connect.ad Services, Inc. and Internet Associates International, Inc. and have been prepared in accordance with U.S. generally accepted accounting principles, under the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). All inter-company transactions and balances have been eliminated in consolidation.

Revenue recognition
Revenue is recognized when the related service has been provided, there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection is reasonably assured.  The Company derives the majority of its revenue from recurring hosting services. The Company recognizes revenue for these services as they are provided, beginning on the date that the customer commences use of our services and continuing over the term of the customer contract. Revenue from other professional services, including setup and direct installation activities are recognized in the period the services are provided. Amounts that have been invoiced are recorded in accounts receivable and either deferred revenues or revenues, depending on whether the revenue recognition criteria have been met. Therefore, deferred revenue consists of amounts that have been prepaid and services have not yet been rendered.

Net loss per common share
Basic net loss per common share is computed using the weighted average number of common shares outstanding during each period presented, excluding unvested restricted stock awards subject to cancellation. Diluted net loss per common share is computed by using the weighted average number of common shares and potential common shares outstanding during the period. For the three months ended March 31, 2010, potential common shares arising from the Company’s outstanding stock options amounting to 6,750,000 shares are not included in the computation of diluted loss per share because their effect was antidilutive.

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

Property and equipment
Property and equipment is stated at cost. Depreciation is computed on the straight-line method based on the estimated useful lives of the asset of five years. Expenditures for maintenance and repairs are charged to operations as incurred. Upon retirement or sale, the cost of assets disposed of and related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to operations.

Share-based compensation
The Company records compensation expense for share-based compensation in accordance with Accounting Standards Codification (“ASC”) Topic 718. For share options to certain officers and others, the Company used the Black-Scholes pricing model to determine the fair value of stock options on the grant dates for stock option awards issued. The Black-Scholes valuation model requires the Company to make assumptions and judgments about the variables used in the calculation. These variables and assumptions include the fair value of our common stock, expected term, the expected volatility, and certain present values.  The Company recorded $9,169 and $0 in stock based compensation expense for the three months ended March 31, 2010 and 2009, respectively.

Income taxes
The Company adopted the new accounting for uncertainty in income taxes guidance on January 1, 2009. The adoption of that guidance did not result in the recognition of any unrecognized tax benefits and the Company has no unrecognized tax benefits at March 31, 2010. The Company’s U.S. Federal and state income tax returns prior to fiscal year December 31, 2006 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

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

Recently issued accounting standards
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements,” which clarifies certain existing requirements in ASC 820 “Fair Value Measurements and Disclosures,” and requires disclosures related to significant transfers between each level and additional information about Level 3 activity.  FASB ASU 2010-06 begins phasing in the first fiscal period beginning after December 15, 2009.  The Company’s adoption of this guidance did not have an impact on its financial statements and disclosures.

In October 2009, the FASB issued guidance on “Multiple Deliverable Revenue Arrangements,” updating ASC 605 “Revenue Recognition.” This standard provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the requirements of this guidance and has not yet determined the impact, if any, of its adoption on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASC 985-605, “Software Revenue Recognition.” This guidance changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple deliverables. The amendments in this guidance are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating the requirements of this guidance and has not yet determined the impact of its adoption on its financial statements.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE 3. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses, has a net capital deficiency and is currently unable to generate sufficient cash flow to meet its obligations and sustain its operations. A major stockholder of the Company has been funding, and continues to fund at his discretion, the Company’s operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management has introduced new commerce into the Company including a full suite of hosting services and solutions aimed at small and mid-sized businesses that they believe will meet their unique IT needs. The Company is also contemplating expanding operations and market presence by entering into business combinations, investments or alliances with third parties. There can be no assurance that they will be successful in overcoming the risks or establishing such new commerce, business combinations or expansion and that the Company would be able to continue its operations without continued support from its major stockholder.

NOTE 4. NOTES AND LOANS PAYABLE - RELATED PARTIES

At March 31, 2010 and December 31, 2009, total notes and loans payable consisted of the following:

	March 31, 2010	December 31, 2009
Notes and loans payable to principal stockholders, unsecured and due upon demand, with interest at 8%	$192,764	$92,764

NOTE 5. INCOME TAXES

Deferred income taxes are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes.  The Company had cumulative net operating loss carry-forwards for income tax purposes at March 31, 2010 of approximately $7,900,000, expiring through December 31, 2023. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

NOTE 6. LEASES

The Company rents office space in Boca Raton, Florida under a lease that commenced on July 1, 2009. The lease continues through June 30, 2010 at a base rent of $2,800 per month. Rent expense for the three months ended March 31, 2010 totaled $8,980. Rent expense for the three months ended March 31, 2009 was $1,479 under a month to month lease at its former location.

NOTE 7. PURCHASE COMMITMENTS

A non-cancelable purchase commitment which commenced in April 2009 relates to contracted services with our data center. The contract is for a period of 24 months with a commitment for 2010 of approximately $30,000. Charges in connection with the contract during the first quarter of 2010 of $7,665 is reflected in cost of operations.

NOTE 8. EQUITY BASED COMPENSATION

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

In August 2009, the Company issued to its President, options to purchase 4,000,000 shares of common stock for an exercise price of $ 0.015 valued at $87,394 as calculated using the Black-Scholes pricing model. The options vest 1,000,000 per year over 4 years. During the first quarter of 2010, $5,463 was charged to operations and such allocations will continue throughout the vesting period.

In December 2009, the Company issued to its Chief Financial Officer, options to purchase 2,000,000 shares of common stock for an exercise price of $0.025 per share, valued at $59,293, as calculated using the Black-Scholes pricing model. The options vest 500,000 per year over 4 years. During the first quarter of 2010, $3,705 was charged to operations and such allocations will continue throughout the vesting period.

There were no stock options granted, exercised or forfeited during the three months ended March 31, 2010 and 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Throughout this Quarterly Report on Form 10-Q, the terms “Company”, “we”, “us” and “Safe Technologies International, Inc.” refers to Safe Technologies International, Inc. and its subsidiaries.

The following discussion should be read in conjunction with the condensed consolidated financial statements of the Company and notes thereto included in this quarterly report. Historical operating results are not necessarily indicative of trends in operating results for any future period.

OVERVIEW

Safe Technologies International Inc. is a technology solutions company that specializes in providing managed technology solutions including online backup and disaster recovery for mission-critical data, remote technical support and Total Office℠ solutions that are provided on an outsourced, rapidly-deployed, fixed-cost basis to small and medium sized businesses. Our Strategic Data Support (“SDS”) brand provides customizable solutions that create significant cost efficiencies, dependable network functionality and complete redundancy through our disaster recovery facilities. The Company is driven to earn client trust by providing superior service embodied in a total commitment to relentless support and uncompromising standards, to differentiate us from our competitors and enable us to gain market share in today’s constrained spending environment. Our goal is to help organizations define and execute technology solutions to deliver a simpler, more cost effective solution to meet their unique IT needs. We possess a broad range of skills that equip us to deliver not just any solution, but the right solution.

We believe that the security, storage and systems management markets are converging as businesses increasingly seek one solution to manage their most valuable asset – their information. We help businesses ensure that their information and infrastructures are protected, managed easily, and controlled automatically.

Our technology solutions consist primarily of  (a) workstation and server remote support, (b) backup and disaster recovery services, (c) office monitoring service plans  (d) local and remote general technical services and, (e) website and email hosting services.

As reported in 2009, the Company’s restructuring included the naming of a new Board of Directors, appointment of a new President and a new Chief Financial Officer, effecting a 10 to 1 reverse stock split, reducing our authorized shares to 400,000,000, converting $2,169,742 of loans and interest due to a shareholder and his affiliates into equity of the Company, and securing a new trading symbol of SFAZ. This restructuring of the Company facilitated the development and introduction of the various technology solutions currently being marketed to small and mid sized businesses on an outsource basis.

Current new sales activity is a result of leads generated from the Company’s website, which we continue to develop and invest resources into, and from the efforts of several new independent contractor and commission based sales agents.

We currently have no employees.  Our President, Christopher L. Kolb, and our Chief Financial Officer, Richard P. Sawick, are currently retained on an independent contractor basis.  In addition, two commission-only based sales representatives were engaged in the first quarter of 2010.

CRITICAL ACCOUNTING POLICIES

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

RESULTS OF OPERATIONS

Revenues increased by $16,369 from $520 to $16,889 for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, respectively. The increase in revenues was primarily related to technical services fees charged to new customers in 2010.

Cost of operations increased by $5,223 from $3,300 to $8,523 for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The increase resulted primarily from the new contracts with a hosting partner (commencing mid 2009) and a software license and service provider (commencing in early 2010). Cost of operations also includes approximately $300 in one-time hardware costs incurred in connection with technical service jobs. The minimum monthly contract hosting charges are being fully expensed until such time as revenues are consistent and the nature of the costs are appropriate to amortize over fully achieved base volumes. In so doing, the Company is poised for future growth without a compromise to its service level commitment. An annual contract prepayment of software license fees in February 2010 is being charged to cost of operations uniformly over the term of the contract.

Selling, general and administrative expenses increased by $72,040 from $16,509 to $88,549 for the three months ended March 31, 2010 compared to the three months end March 31, 2009. The increase is primarily attributable to payments to the Company’s officers, which commenced in the fourth quarter of 2009. Legal and accounting fees incurred in the first quarter of 2010 were $17,395 as compared to $10,950 in the same period of 2009.  Accordingly, the majority of the $88,549 of selling, general and administrative expenses incurred in the first quarter of 2010 consisted of  $40,400 in officer compensation, a $9,168 charge to the first quarter as a result of the 2009 officer stock options being expensed over the vesting periods, $17,395 in legal and accounting fees, $8,900 in rent for the Company’s offices and $5,300 in software and development costs.

As of March 31, 2010, the principal amount of loans due to stockholder Franklin Frank was $192,764 with accrued interest at an annual rate of 8% totaling $4,148.  As of March 31, 2009, the principal amount of the stockholder loans was $1,963,286 plus accrued interest at an annual rate of 12% in the amount of  $57,697.  As reported in 2009, all existing stockholder loans plus accrued interest were converted to equity. The loans existing as of March 31, 2010 were received incrementally by the Company between September 1, 2009 and March 31, 2010. Accordingly, our interest expense was dramatically decreased beginning in September 2009. The reduction in interest expense in 2010, as compared to 2009, will continue going forward, to the extent that significant new borrowings are not required.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, the Company had cash and cash equivalents of $15,749 and a working capital deficit of $187,707, compared to cash and cash equivalents of $6,032 and a working capital deficit of $114,403 as of December 31, 2009. Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the three months ended March 31, 2010, our sources of cash were net revenues of $16,889 and new stockholder loans of $100,000. Accordingly, the Company continues to incur operating losses (loss before interest expense) as it endeavors to continue to build upon the growth achieved to date. The operating loss for the three months ended March 31, 2010 was $80,183 as compared to $19,289 for the same period of 2009.

Internally generated cash flows continue to be insufficient to support business operations or capital expenditures. Our ability to generate cash depends on our financial performance, general economic conditions, technology trends and developments, and other factors. Until we generate significant new revenues, we will continue to operate at a loss and be dependent on stockholder Franklin Frank to fund all operating shortfalls, including our continuing investment in e-commerce, program development, and officer compensation.

There can be no assurance that our cash flow will increase in the near future from anticipated new business activities, or that revenues generated from our existing operations will be sufficient to allow us to continue to pursue new customer programs or profitable ventures.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 4.	CONTROLS AND PROCEDURES.

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2010 (the “Evaluation Date”).  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, and a conclusion on this evaluation. This evaluation was carried out under the supervision and with the participation of our President, as chief executive officer, and our Chief Financial Officer. Based upon that evaluation, management concluded that, as of the end of such period, our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described below.

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

Based on its evaluation, management concluded that our disclosure controls and procedures were not effective as of the Evaluation Date because we have an inadequate number of personnel to properly implement control procedures by segregating duties.  This material weakness exists because we are currently a small company, with limited business operations to support multiple accounting personnel.  As our business grows, we expect to add additional accounting personnel which will allow us to implement appropriate segregation of financial reporting duties.  Regardless of the material weakness noted, we believe the accompanying financial statements present fairly our financial condition and results of operations in all material respects.

There were no changes in our internal control over financial reporting for the quarter ended March 31, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not required for smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Reserved

Item 5.	Other Information.

None

Item 6.	Exhibits.

3.1	Certificate of Incorporation and Amendment to the Company's Certificate of Incorporation (filed as an Exhibit to the Company's Registration Statement on Form S-18 filed February 18, 1988 and incorporated herein by this reference).

3.2	Amendment to the Company's Certificate of Incorporation filed with the Delaware Secretary of State on February 6, 1998 (filed as an Exhibit to the Company's definitive proxy statement filed December 31, 1997 and incorporated herein by this reference).

3.3	Amendment to the Company's Certificate of Incorporation filed with the Delaware Secretary of State on July 21, 2009 (filed herewith).

3.4	Bylaws (filed as an Exhibit to Company's registration statement on Form S-18 filed February 18, 1988).

10	2009 Compensatory Stock Plan (filed herewith)

21	Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s annual report on Form 10KSB/A for the year ended December 31, 1999).

31.1	Certification of principal executive officer

31.2	Certification of principal financial officer

32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Safe Technologies International, Inc.

Date: May 10, 2010	By:	/s/ Christopher L. Kolb
Christopher L. Kolb,
President (principal executive officer)

	By:	/s/ Richard P. Sawick
Richard P. Sawick,
Chief Financial Officer