Form 10-Q
period 2010-06-30
SAFE TECHNOLOGIES INTERNATIONAL INC
filed 2010-08-06
CIK 829117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2010
or

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

295,204,814 shares as of August 6, 2010

SAFE TECHNOLOGIES INTERNATIONAL, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	14

Item 1A.	Risk Factors.	14

Not required for smaller reporting company.		14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	14

Item 3.	Defaults Upon Senior Securities.	14

Item 4.	Removed and Reserved	14

Item 5.	Other Information.	14

Item 6.	Exhibits.	14

Signatures		15

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements.
Safe Technologies International, Inc.
Condensed Consolidated Balance Sheets
	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$21,282	$6,032
Accounts receivable, net of allowance for doubtful accounts of
$0 at June 30, 2010 and $200 at December 31, 2009	647	4,353
Prepaid expenses	2,389	5,692
Total current assets	24,318	16,077

PROPERTY AND EQUIPMENT, NET:
Computer equipment	16,998	14,158
Less: accumulated depreciation	(1,674)	(236)
Total property and equipment, net	15,324	13,922

OTHER ASSETS	1,650	1,650

Total assets	$41,292	$31,649

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$13,005	$37,571
Notes and loans payable - related parties	45,000	92,764
Deferred revenue	-	145
Total current liabilities	58,005	130,480

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock, $.00001 par value, 400,000,000 shares authorized;
295,204,814 and 276,429,379 shares issued and outstanding at
June 30, 2010 and December 31, 2009, respectively	2,953	2,765
Additional paid-in capital	9,975,823	9,689,562
Accumulated deficit	(9,995,489)	(9,791,158)

Total stockholders' deficit	(16,713)	(98,831)

Total liabilities and stockholders' deficit	$41,292	$31,649

See the accompanying notes to condensed consolidated financial statements.

Safe Technologies International, Inc.
Condensed Consolidated Statements of Operations
For the three and six months ended June 30, 2010 and  2009
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

REVENUES	$22,112	$2,110	$39,001	$2,631

COST OF OPERATIONS	16,972	2,200	25,495	5,500

Gross profit (loss)	5,140	(90)	13,506	(2,869)

OPERATING EXPENSES:

Selling, general and administrative expenses	123,743	40,480	212,292	56,989

Total operating expenses	123,743	40,480	212,292	56,989

Operating loss	(118,603)	(40,570)	(198,786)	(59,858)

OTHER EXPENSES:

Interest expense - related parties	(2,546)	(59,799)	(5,545)	(117,496)

Total other expense	(2,546)	(59,799)	(5,545)	(117,496)

Loss before provision for income taxes	(121,149)	(100,369)	(204,331)	(177,354)

INCOME TAXES	0.00	0.00	0.00	0.00

Net loss	$(121,149)	$(100,369)	$(204,331)	$(177,354)

Net loss per common share, basic and diluted	$(0)	$(0)	$(0)	$(0)

Weighted average number of common shares outstanding, basic and diluted	286,126,582	93,263,160	281,408,500	93,263,160

See the accompanying notes to condensed consolidated financial statements.

Safe Technologies International, Inc.
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2010 and  2009
(Unaudited)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(204,331)	$(177,354)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	1,438	-
Stock compensation expense	18,336	-
Interest converted with issuance of common stock	6,349
Changes in operating assets and liabilities:
Decrease in accounts receivable	3,706	134
Decrease in prepaid expenses	3,303	372
(Decrease) Increase in accounts payable and accrued expenses	(24,911)	100,702
Increase in accrued interest	345	-
Increase (decrease) in deferred revenue	(145)	634

Net cash used in operating activities	(195,910)	(75,512)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,840)	-

Net cash used in investing activities	(2,840)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from stockholder	214,000	75,000

Net cash provided by financing activities	214,000	75,000

Net increase (decrease) in cash and cash equivalents	15,250	(512)

Cash and cash equivalents beginning of period	6,032	3,956

Cash and cash equivalents end of period	$21,282	$3,444

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$-	$-

Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:

Conversion of notes payable and accrued interest
to common stock - related parties	$268,113	$-

See the accompanying notes to condensed consolidated financial statements.

Safe Technologies International, Inc.
Notes to Condensed Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments necessary to present fairly the Company’s financial position as of June 30, 2010 and December 31, 2009, its results of operations for the three and six months ended June 30, 2010 and 2009, and cash flows for the six months ended June 30, 2010 and 2009.  The significant accounting policies followed by the Company are set forth in Note 2 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2009, which is incorporated herein by reference.  The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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

Revenue recognition
Revenue is recognized when the related service has been provided, there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection is reasonably assured.  The Company derives the majority of its revenue from recurring backup, hosting, and monitoring services. The Company recognizes revenue for these services as they are provided, beginning on the date that the customer commences use of our services and continuing over the term of the customer contract. Revenue from other professional services, including setup and direct installation activities are recognized in the period the services are provided. Amounts that have been invoiced are recorded in accounts receivable and either deferred revenues or revenues, depending on whether the revenue recognition criteria have been met. Therefore, deferred revenue consists of amounts that have been prepaid and services have not yet been rendered.

Net loss per common share
Basic net loss per common share is computed using the weighted average number of common shares outstanding during each period presented, excluding unvested restricted stock awards subject to cancellation. Diluted net loss per common share is computed by using the weighted average number of common shares and potential common shares outstanding during the period. For the six months ended June 30, 2010, potential common shares arising from the Company’s outstanding stock options amounting to 6,750,000 shares are not included in the computation of diluted loss per share because their effect was antidilutive.

Cash and cash equivalents
The Company classifies cash on hand and deposits in the bank as cash and considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Concentrations of risk
The Company’s revenues are primarily derived from IT services and cloud-based online data backup and disaster recovery services, the market for which is highly competitive and rapidly changing. Significant changes in this industry or changes in customer buying behavior could adversely impact our operating results. Approximately 26% and 41% of the Company’s revenue for the three and six months ended June 30, 2010, respectively, was derived from one customer. The Company’s concentrations of credit risk are principally in accounts receivable. The Company periodically reviews the credit quality of its customers and does not require collateral. The Company relies on equipment and software purchased from third parties to provide its hosting services.  This equipment and software may not continue to be available on commercially reasonable terms to meet our business needs. Any errors or defects in third party equipment and software could result in errors or a failure of our service, which could harm our business. Indemnification from equipment and software providers, if any, would likely be insufficient to cover any damage to our business or our customers resulting from such failures.

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

Share-based compensation
The Company records compensation expense for share-based compensation in accordance with Accounting Standards Codification (“ASC”) Topic 718. For share options to certain officers and others, the Company used the Black-Scholes pricing model to determine the fair value of stock options on the grant dates for stock option awards issued. The Black-Scholes valuation model requires the Company to make assumptions and judgments about the variables used in the calculation. These variables and assumptions include the fair value of our common stock, expected term, the expected volatility, and certain present values.  For the three and six months ended June 30, 2010 stock based compensation expense was $9,169 and $18,336 respectively. The Company did not recognize any stock based compensation expense during the three and six months ended June 30, 2009.

Income taxes
The Company adopted the new accounting for uncertainty in income taxes guidance on January 1, 2009. The adoption of that guidance did not result in the recognition of any unrecognized tax benefits and the Company has no unrecognized tax benefits at June 30, 2010. The Company’s U.S. Federal and state income tax returns prior to fiscal year December 31, 2006 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

The Company recognizes interest and penalties associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the condensed consolidated balance sheets.

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

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This ASU codifies the consensus reached in EITF Issue No. 08-9, “Milestone Method of Revenue Recognition.” The amendments to the Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive.  ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply 2010-17 retrospectively from the beginning of the year of adoption. The Company’s adoption of this guidance did not have an impact on its financial statements.

In April 2010, the FASB has issued ASU No. 2010-12, Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts. This ASU updates the FASB Accounting Standards CodificationTM for the SEC Staff Announcement, Accounting for the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act. This announcement provides guidance on the accounting effect, if any, that arises from the different signing dates between the Health Care and Education Reconciliation Act of 2010, which is a reconciliation bill that amends the Patient Protection and Affordable Care Act (collectively the "Acts").  This application of this guidance did not have an impact on the Company’s financial statements.

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

NOTE 4. NOTES AND LOANS PAYABLE - RELATED PARTIES

At June 30, 2010 and December 31, 2009, total notes and loans payable consisted of the following:

	June 30,	December 31,
	2010	2009

Notes and loans payable to principal stockholders, unsecured and due upon demand,with interest at 8%

	$45,000	$92,764

Between December 31, 2009 and May 14, 2010, the Company’s principal stockholders loaned additional incremental amounts to the Company totaling $169,000. Accordingly, on May 14, 2010 the principal amount of stockholder loans was $261,764 plus accrued interest in the amount of $6,349. Effective May 14, 2010 the principal stockholders of the Company converted $268,113 of debt and accrued interest into 18,775,435 shares of common stock at an average price of $.014 per share, as determined by the fair market value of the shares over a 20-day period prior to the conversion date. Between May 14, 2010 and June 30, 2010, the principal stockholders loaned additional amounts to the Company totaling $45,000.

NOTE 5. INCOME TAXES

Deferred income taxes are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes.  The Company had cumulative net operating loss carry-forwards for income tax purposes at June 30, 2010 of approximately $7,900,000, expiring through December 31, 2023. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

NOTE 6. LEASES

The Company rents office space in Boca Raton, Florida under a lease that commenced on July 1, 2009 at a base rent of $2,800 per month. The lease expired on June 30, 2010. Rent expense for the three and six months ended June 30, 2010 was $8,980 and $18,050, respectively. Rent expense for the three and six months ended June 30, 2009 was $1,479 and $1,979, respectively under a month to month lease at its former location. On June 30, 2010 the current lease agreement was automatically renewed for a successive twelve month period.

NOTE 7. PURCHASE COMMITMENTS

A non-cancelable purchase commitment which commenced in April 2009 relates to contracted services with our data center. The contract is for a period of 24 months with a commitment for 2010 of approximately $30,000. Charges in connection with the contract during the three and six months ended June 30, 2010 were $7,665 and $15,330, respectively. Such amounts are reflected in cost of operations.

NOTE 8. EQUITY BASED COMPENSATION

The Company’s Compensatory Stock Plan, which became effective on July 20, 2009, provides for the grant of stock options, restricted stock grants and stock awards. The plan is designed for select employees, officers, directors and key consultants to the Company and is intended to advance the best interests of the Company by providing personnel who have substantial responsibility for the management and growth of the Company with additional incentive by increasing their proprietary interest in the success of the Company, thereby encouraging them to remain in the employ of the Company. The plan is administered by the Board of Directors of the Company, and authorized the issuance of awards and grants not to exceed a total of 10,000,000 shares. In April 2010, the Company’s Board of Directors increased the shares available under the plan to a total of 20,000,000 shares. Company Stock options expire ten years from the date the option is granted and the Board in its discretion may provide that the option shall be exercisable throughout the ten-year period or during any lesser period of time commencing on the date of grant. The specific terms of any awards under the plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant. The plan terminates on the tenth anniversary of the effective date.

In August 2009, the Company issued to its President, options to purchase 4,000,000 shares of common stock for an exercise price of $ 0.015 valued at $87,394 as calculated using the Black-Scholes pricing model. The options vest 1,000,000 per year over 4 years. For the three and six months ended June 30, 2010, compensation costs charged to operations for this issuance was $5,463 and $10,926 respectively.  Such allocations will continue throughout the vesting period.

In December 2009, the Company issued to its Chief Financial Officer, options to purchase 2,000,000 shares of common stock for an exercise price of $0.025 per share, valued at $59,293, as calculated using the Black-Scholes pricing model. The options vest 500,000 per year over 4 years. For the three and six months ended June 30, 2010, compensation costs charged to operations for this issuance was $3,705 and $7,410 respectively.  Such allocations will continue throughout the vesting period.

There were no stock options granted, exercised or forfeited during the six months ended June 30, 2010 and 2009. As of June 30, 2010, and December 31, 2009 there was $120,661 and $138,997 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan, respectively.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

OVERVIEW

Safe Technologies International Inc. is a technology solutions company that specializes in providing managed technology solutions including online backup and disaster recovery for mission-critical data, remote technical support and office solutions that are provided on an outsourced, rapidly-deployed, fixed-cost basis to small and medium sized businesses. Our Strategic Data Support (“SDS”) brand provides customizable solutions that create significant cost efficiencies, dependable network functionality and complete redundancy through our disaster recovery facilities. We use state of the art, web-based and proprietary technology to be a low cost acquirer and provider of products and services to our small and medium sized business customers. The Company is driven to earn client trust by providing superior service embodied in a total commitment to relentless support and uncompromising standards, to differentiate us from our competitors and enable us to gain market share in today’s constrained spending environment. Our goal is to help organizations define and execute technology solutions to deliver a simpler, more cost effective solution to meet their unique IT needs. We possess a broad range of skills that equip us to deliver not just any solution, but the right solution.

We believe that the security, cloud-based storage and systems management markets are converging as businesses increasingly seek one solution to manage their most valuable asset – their information. We help businesses ensure that their information and infrastructures are protected, managed easily, and controlled automatically.

Our technology solutions consist primarily of (a) workstation and server remote support, (b) backup and disaster recovery services, (c) office monitoring service plans  (d) local and remote general technical services and, (e) website and email hosting services.

As reported in 2009, the Company has revised its business plan to become a technology solutions provider to small and midsized businesses. We are not yet cash flow positive, however, and continue to rely on shareholder loans to fund our operations.  In May 2010, $268,113 of shareholder loans and interest were converted into equity of the Company.

Current new sales activity is a result of leads generated from the Company’s website, which we continue to develop and invest resources into, and from the efforts of our recently employed National Sales Manager and, certain commission based sales agents.

We currently have three employees.  Effective May 24, 2010, our President, Christopher L. Kolb, and our Chief Financial Officer, Richard P. Sawick, formerly retained on an independent contractor basis, were converted to employees of the Company.  As reported in our Form 8-K dated June 10, 2010, the Company hired a full time, salaried National Sales Manager who commenced employment on June 21, 2010. In addition, several commission-only based sales representatives, engaged in the first quarter of 2010, continue their sales activity.

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

RESULTS OF OPERATIONS

Revenues for the three months ending June 30, 2010 were $22,112 as compared to $2,110 for the same period of 2009. Similarly, revenues for the six months ended June 30, 2010 were $39,001 and $2,630 for same period of 2009. The increase in revenues was primarily related to (a) the launch in April 2010, of the Company’s new product line including online backup and disaster recovery services, monitoring analytics, and remote support solutions (b)   technical services fees charged to new customers in 2010, and (c) the sale of equipment and related infrastructure to new partners and/or customers commencing in June 2010.

Cost of operations increased by $14,772 from $2,200 to $16,972 for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. For the six months ended June 30, 2010 and 2009, cost of operations was $25,495 and $5,500 respectively, which is an increase of $19,995. The total cost of operations for the six months of 2010 consists primarily of $17,719 in leased equipment and related hosting charges in connection with our data centers and $6,638 in hardware costs incurred in connection with certain technical services performed for new customers. Our monthly contract hosting charges are being fully expensed until such time as base volumes are achieved and the costs will then commence to be fully scaled with revenues. In so doing, the Company is poised for future growth without a compromise to its service level commitment.

Selling, general and administrative (“SG&A”) expenses increased by $83,263 from $40,480 to $123,743 for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. During the six months ended June 30, 2010, SG&A expenses were $212,292 as compared to $56,989 for  the same period of 2009. During the three and six months ended June 30 2010, payments to the Company’s officers were $43,000 and $83,400, respectively, comprising the largest element of SG&A expense. Payments to the Company’s officers started in the October and November of 2009 and accordingly there were no such payments during the first six months of 2009. Additionally, officer stock options being expensed over the vesting periods in the amounts of $9,168 and $18,336 were charged to SG&A for the three and six months ended June 30, 2010, respectively, with no such expense incurred during the same periods in 2009.

Other significant SG&A cost elements during the first six months of 2010 were accounting, legal, rent expense, investor relations, public filing and reporting fees, and continuing development costs.

Accounting fees were $18,077 and $28,077 during the three and six month periods ended June 30, 2010, respectively, as compared to $4,896 and $10,296 for the same periods in 2009. Legal fees were $6,210 and $13,605 during the three and six month periods ended June 30, 2010 , respectively, as compared to $21,944 and $27,494 for the same periods in 2009.

Rent expense for the Company’s offices for the three and six month periods ended June 30, 2010 was $9,070 and $18,050 respectively, as compared to $500 and $1,979 for the same period in 2009.

In June 2009 the Company engaged the services of an investor relations firm on a one-time basis for $15,000. This engagement was predicated upon the Company’s endeavors to initiate an initial public awareness of its restructuring and new business plan and related product offerings.  Public filing and transfer agent fees were $6,225 and $8,405 for the three and six month periods ended June 30, 2010, respectively. For the same period of 2009, these fees were $11,715 and $12,869 for the same three and six month periods in 2009. Of the 2009 expense, $9,800 was incurred in June 2009 in connection with a proxy statement issued to shareholders in connection with the restructuring of the Company. There were no product or web related development costs incurred in the first six months of 2009.  For the three and six months ending June 30, 2010, such costs were $4,601 and $9,947, respectively.  Included in these costs are numerous software as a service (SaaS) subscriptions, market research fees, program and project scoping fees, CRM software costs, and web design fees.

As previously reported, on August 31, 2009, $2,169,742 in loans plus accrued interest was converted into shares of common stock of the Company. All of these loans were from principal stockholder Franklin Frank and his affiliates. Subsequent to this conversion, between September 1, 2009 and December 31, 2009, additional principal loans of $92,764 were received by the Company from Franklin Frank. Between December 31, 2009 and May 14, 2010, an additional $169,000 was loaned to the Company, totaling $261,764. On May 14, 2010 this principal amount plus accrued interest of $6,349, totaling $268,113 was converted into 18,775,435 additional shares of the Company. Subsequent to this and as of June 30, 2010, the principal amount of loans due to stockholder Franklin Frank was $45,000 with accrued interest at an annual rate of 8% totaling $345. Accordingly, our interest expense was dramatically decreased beginning in September 2009, and after the conversion in May 2010. The resulting reduction in interest expense in 2010, as compared to 2009, will continue going forward, to the extent that significant new borrowings are not required or, if so, are later converted.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30 2010, the Company had cash and cash equivalents of $21,282 and a working capital deficit of $33,687, compared to cash and cash equivalents of $6,032 and a working capital deficit of $114,403 as of December 31, 2009. The improvement is due primarily to the conversion of Franklin Frank loans into common stock in May 2010. Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the six months ended June 30, 2010, our sources of cash were net revenues of $39,001 and new stockholder loans of $214,000. Accordingly, the Company continues to incur operating losses (loss before interest expense) as it endeavors to continue to build upon the growth achieved to date. The operating loss for the three months ended June 30, 2010 was $118,603 as compared to $40,570 for the same period in 2009. The operating loss for the six months ended June 30, 2010 was $198,786 as compared to 59,859 for the same period in 2009.

Internally generated cash flows continue to be insufficient to support business operations or capital expenditures. Our ability to generate cash depends on our financial performance, general economic conditions, technology trends and developments, and other factors. Until we generate significant new revenues, we will continue to operate at a loss and be dependent on stockholder, Franklin Frank, to fund all operating shortfalls, including our continuing investment in e-commerce, program development and officer compensation.

There can be no assurance that our cash flow will increase in the near future from anticipated new business activities, or that revenues generated from our existing operations will be sufficient to allow us to continue to pursue new customer programs or profitable ventures.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4.   Controls and Procedures.

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010 (the “Evaluation Date”).  This evaluation included reviews of the documentation of controls, evaluation of the design effectiveness of controls, and a conclusion on this evaluation. This evaluation was carried out under the supervision and with the participation of our President, as Principal Executive Officer, and our Chief Financial Officer. Based upon that evaluation, management concluded that, as of the end of such period, our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described below.

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

There were no changes in our internal control over financial reporting for the quarter ended June 30, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.   Legal Proceedings.

None.

Item 1A.         Risk Factors.

Not required for smaller reporting company.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Removed and Reserved

Item 5.   Other Information.

None

Item 6.   Exhibits.

3.1	Certificate of Incorporation and Amendment to the Company's Certificate of Incorporation (filed as an Exhibit to the Company's Registration Statement on Form S-18 filed February 18, 1988 and incorporated herein by this reference).
3.2	Amendment to the Company's Certificate of Incorporation filed with the Delaware Secretary of State on February 6, 1998 (filed as an Exhibit to the Company's definitive proxy statement filed December 31, 1997 and incorporated herein by this reference).
3.3	Amendment to the Company's Certificate of Incorporation filed with the Delaware Secretary of State on July 21, 2009 (filed as Exhibit 3.3 to the Company's Form 10Q filed May 10, 2010 and incorporated herein by reference).
3.4	Bylaws (filed as an Exhibit to Company's registration statement on Form S-18 filed February 18, 1988 and incorporated herein by reference).
10	2009 Compensatory Stock Plan (filed as Exhibit 10 to the Company's Form 10Q filed May 10, 2010 and incorporated herein by reference)
10.1	Investment Agreement between the Company and Kodiak Capital Group, LLC (filed herewith)
21	Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s annual report on Form 10KSB/A for the year ended December 31, 1999 and incorporated herein by reference).
31.1	Certification of principal executive officer
31.2	Certification of principal financial officer
32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Safe Technologies International, Inc.

Date: August 6, 2010	By:	/s/ Christopher L. Kolb
Christopher L. Kolb
President (Principal Executive Officer)

By:	/s/ Richard P. Sawick
Richard P. Sawick
Chief Financial Officer