Form 10-Q
period 2010-09-30
SAFE TECHNOLOGIES INTERNATIONAL INC
filed 2010-11-12
CIK 829117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _______ to ______

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smalle reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

316,204,814 shares as of November 12, 2010

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Safe Technologies International, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$14,967	$6,032
Accounts receivable, net of allowance for doubtful accounts of
$0 at September 30, 2010 and $200 at December 31, 2009	1,036	4,353
Prepaid expenses	12,541	5,692
Total current assets	28,544	16,077

PROPERTY AND EQUIPMENT, NET:
Computer equipment	16,998	14,158
Less: accumulated depreciation	(2,524)	(236)
Total property and equipment, net	14,474	13,922

OTHER ASSETS	1,650	1,650

Total assets	$44,668	$31,649

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$32,518	$37,571
Notes and loans payable - related parties	155,000	92,764
Deferred revenue	-	145
Total current liabilities	187,518	130,480

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock, $.00001 par value, 400,000,000 shares authorized;
316,204,814 and 276,429,379 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	3,163	2,765
Additional paid-in capital	10,018,796	9,689,562
Accumulated deficit	(10,164,809)	(9,791,158)

Total stockholders' deficit	(142,850)	(98,831)

Total liabilities and stockholders' deficit	$44,668	$31,649

See the accompanying notes to condensed consolidated financial statements

Safe Technologies International, Inc.
Condensed Consolidated Statements of Operations
For the three and nine months ended September 30, 2010 and  2009
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

REVENUES	$57,818	$4,327	$96,819	$6,957

COST OF OPERATIONS	41,951	7,455	67,446	13,077

Gross profit (loss)	15,867	(3,128)	29,373	(6,120)

OPERATING EXPENSES:

Selling, general and administrative expenses	182,966	148,852	395,258	205,719

Total operating expenses	182,966	148,852	395,258	205,719

Operating loss	(167,099)	(151,980)	(365,885)	(211,839)

OTHER EXPENSES:

Interest expense - related parties	(2,221)	(39,919)	(7,766)	(157,414)

Total other expense	(2,221)	(39,919)	(7,766)	(157,414)

Loss before provision for income taxes	(169,320)	(191,899)	(373,651)	(369,253)

INCOME TAXES	-	-	-	-

Net loss	$(169,320)	$(191,899)	$(373,651)	$(369,253)

Net loss per common share, basic and diluted	$-	$-	$-	$-

Weighted average number of common shares outstanding, basic and diluted	300,748,292	148,506,840	287,527,494	104,125,752

See the accompanying notes to condensed consolidated financial statements

Safe Technologies International, Inc.
Condensed Consolidated Statement of Stockholders' Deficit
For the Nine Months Ended September 30, 2010

	Number of	Common	Additional	Accumulated
	Shares	Stock	Paid-in Capital	Deficit	Total

BALANCE, January 1, 2010	276,429,379	$2,765	$9,689,562	$(9,791,158)	$(98,831)

Common stock issued for debt conversion	18,775,435	188	267,925	-	268,113

Stock compensation expense	-	-	27,504	-	27,504

Common stock issued for services	21,000,000	210	33,805	-	34,015

Net loss for the Nine Months
Ended September 30, 2010	-	-	-	(373,651)	(373,651)

BALANCE, September 30, 2010	316,204,814	$3,163	$10,018,796	$(10,164,809)	$(142,850)

See the accompanying notes to condensed consolidated financial statements

Safe Technologies International, Inc.
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2010 and  2009
(Unaudited)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(373,651)	$(369,253)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	2,288	-
Bad debt provision	-	1,300
Stock compensation expense	27,504	-
Issuance of common stock for services	34,015	14,520
Issuance of stock options for services	-	84,694
Interest converted with issuance of common stock	6,349	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	3,317	692
Increase in prepaid expenses	(6,849)	(711)
(Decrease) increase in accounts payable and accrued expenses	(6,470)	157,614
Increase in accrued interest	1,417	-
(Decrease) increase in deferred revenue	(145)	994

Net cash used in operating activities	(312,225)	(110,150)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,840)	-

Net cash used in investing activities	(2,840)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from stockholder	324,000	109,600

Net cash provided by financing activities	324,000	109,600

Net increase (decrease) in cash and cash equivalents	8,935	(550)

Cash and cash equivalents beginning of period	6,032	3,957

Cash and cash equivalents end of period	$14,967	$3,407

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$-	$-

Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:

Conversion of related party note payable and accrued interest to common stock	$268,113	$-

See the accompanying notes to condensed consolidated financial statements

Safe Technologies International, Inc.
Notes to Condensed Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments necessary to present fairly the Company’s financial position as of September 30, 2010 and December 31, 2009, its results of operations for the three and nine months ended September 30, 2010 and 2009, and cash flows for the nine months ended September 30, 2010 and 2009.  The significant accounting policies followed by the Company are set forth in Note 2 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2009, which is incorporated herein by reference.  The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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

Revenue recognition
Revenue is recognized when the related service has been provided, there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection is reasonably assured.  The Company derives the majority of its revenue from recurring backup, hosting, and monitoring services. The Company recognizes revenue for these services as they are provided, beginning on the date that the customer commences use of our services and continuing over the term of the customer contract. Revenue from other professional services, including setup and direct installation activities are recognized in the period the services are provided. Amounts that have been invoiced are recorded in accounts receivable and either deferred revenues or revenues, depending on whether the revenue recognition criteria have been met. Therefore, deferred revenue consists of amounts that have been prepaid and services have not yet been rendered. Revenue from the sale of bundled infrastructure hardware is recognized at the time installation is complete.

Net loss per common share
Basic net loss per common share is computed using the weighted average number of common shares outstanding during each period presented, excluding unvested restricted stock awards subject to cancellation. Diluted net loss per common share is computed by using the weighted average number of common shares and potential common shares outstanding during the period. For the nine months ended September 30, 2010, potential common shares arising from the Company’s outstanding stock options amounting to 6,750,000 shares are not included in the computation of diluted loss per share because their effect was antidilutive.

Cash and cash equivalents
The Company classifies cash on hand and deposits in the bank as cash and considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Concentrations of risk
The Company’s revenues are primarily derived from IT services and cloud-based online data backup and disaster recovery services , the market for which is highly competitive and rapidly changing. Significant changes in this industry or changes in customer buying behavior could adversely impact our operating results. A significant amount of our revenues are currently generated from a small group of customers.  The loss of any of these customers would have a material adverse effect on our financial statements. However, we feel that any dependence on a single or few customers will not adversely affect our business strategy because although we have introduced our current products and services, the marketing of our products and services, through on-line and direct methods have only recently commenced in July 2010. As a result, we continue to build our customer base and are targeting a wide base of potential new customers. As we broaden our customer base, any sales concentration with any one established customer will be diminished in proportion to the number of new customers and resulting sales. The Company’s concentrations of credit risk are principally in accounts receivable. The Company periodically reviews the credit quality of its customers and does not require collateral. The Company relies on equipment and software purchased from third parties to provide its hosting services.  This equipment and software may not continue to be available on commercially reasonable terms to meet our business needs. Any errors or defects in third party equipment and software could result in errors or a failure of our service, which could harm our business. Indemnification from equipment and software providers, if any, would likely be insufficient to cover any damage to our business or our customers resulting from such failures.

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

Share-based compensation
The Company records compensation expense for share-based compensation in accordance with Accounting Standards Codification (“ASC”) Topic 718. For share options to certain officers and others, the Company uses the Black-Scholes pricing model to determine the fair value of stock options on the grant dates for stock option awards issued. The Black-Scholes valuation model requires the Company to make assumptions and judgments about the variables used in the calculation. These variables and assumptions include the fair value of our common stock, expected term, the expected volatility, and certain present values.  For the three and nine months ended September 30, 2010, stock based compensation expense was $9,168 and $27,504, respectively. The Company recognized stock based compensation expense of $1,821 during the three and nine months ended September 30, 2009. There were no stock options granted, exercised or forfeited during the nine months ended September  30, 2010.

Income taxes
The Company adopted the new accounting for uncertainty in income taxes guidance on January 1, 2009. The adoption of that guidance did not result in the recognition of any unrecognized tax benefits and the Company has no unrecognized tax benefits at September 30, 2010. The Company’s U.S. Federal and state income tax returns prior to fiscal year December 31, 2006 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

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

Recently issued accounting standards
In October 2009, the Financial Accounting Standards Board (“FASB”) issued guidance on “Multiple Deliverable Revenue Arrangements,” updating ASC 605 “Revenue Recognition.” This standard provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the requirements of this guidance and has not yet determined the impact, if any, of its adoption on the Company’s consolidated financial statements.

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

NOTE 3. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses, has a net capital deficiency and is currently unable to generate sufficient cash flow to meet its obligations and sustain its operations. A major stockholder of the Company has been funding, and continues to fund at his discretion, the Company’s operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management has introduced new commerce into the Company including a full suite of hosting services and solutions aimed at small and mid-sized businesses that they believe will meet their unique IT needs. The Company is also contemplating expanding operations and market presence by entering into business combinations, investments or alliances with third parties. There can be no assurance that the Company will be successful in overcoming the risks or establishing such new commerce, business combinations or expansion or that the Company will be able to continue its operations without the continued funding from its major stockholder.

NOTE 4. NOTES AND LOANS PAYABLE - RELATED PARTIES

At September 30, 2010 and December 31, 2009, total notes and loans payable consisted of the following:

	September 30,	December 31,
	2010	2009
Notes and loans payable to principal stockholder, unsecured and due upon demand, with interest at 8%	$155,000	$92,764

Between December 31, 2009 and May 14, 2010, the Company’s principal stockholder loaned additional incremental amounts to the Company totaling $169,000. Accordingly, on May 14, 2010 the principal amount of stockholder loans was $261,764 plus accrued interest in the amount of $6,349. Effective May 14, 2010 the principal stockholder of the Company converted $268,113 of debt and accrued interest into 18,775,435 shares of common stock at an average price of approximately $.014 per share, as determined by the fair market value of the shares over a twenty day period prior to the conversion date. Between May 14, 2010 and September 30, 2010, the principal stockholder loaned additional amounts to the Company totaling $155,000.

NOTE 5. INCOME TAXES

Deferred income taxes are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes.  The Company had cumulative net operating loss carry-forwards for income tax purposes at September 30, 2010 of approximately $7,900,000, expiring through December 31, 2023. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

NOTE 6. COMMON STOCK ISSUED FOR SERVICES

On May 14, 2010, the principal stockholder of the Company converted $261,764 of loans and $6,349 of accrued interest on these loans into 18,775,435 shares of common stock. See Note 4.

On September 1, 2010, the Company issued 1,000,000 shares of restricted common stock to its Corporate Counsel, Gerald W. Gritter, as part payment for legal fees incurred at a reduced rate. As a result of the issuance, $9,657 was charged to operations as legal expense, based on the average of the fair market value of the Company’s common stock over a seven day period prior to issuance. Additional common stock will be issued from time to time and in amounts determined by mutual agreement between the Company and Mr. Gritter, in consideration of the on-going discount.

On September 7, 2010, the Company issued 10,000,000 shares of our common stock to Grandview Advisors Holding Corp. and 10,000,000 shares of our common stock to Sepod II LLC as partial compensation under  Consulting Agreements pursuant to which the consultants provide investor and public relations services.  The shares were valued at $184,714 based on the average of the fair market value on the Company’s common stock over a seven day period prior to issuance. The valuation is being charged to operations as investor relations expense over the six-month term of the agreements. Accordingly, $24,358 was charged to operations during the nine month period ended September 30, 2010.

NOTE 7. LEASES

The Company rents office space in Boca Raton, Florida under a 12 month lease that commenced on July 1, 2009 at a base rent of $2,800 per month. On June 30, 2010 the lease agreement was automatically renewed for a successive twelve month period. Rent expense for the three and nine months ended September 30, 2010 was $9,266 and $27,316, respectively. Rent expense for the three and nine months ended September 30, 2009 was $5,920 and $7,899, respectively, including $2,396 under a month to month lease at its former location.

NOTE 8. PURCHASE COMMITMENTS

A non-cancelable purchase commitment which commenced in April 2009 relates to contracted services with our data center. The contract is for a period of 24 months with a commitment for 2010 of approximately $30,000. Charges in connection with the contract during the three and nine months ended September 30, 2010 were $7,665 and $23,220, respectively. Such amounts are reflected in cost of operations.

NOTE 9. EQUITY LINE OF CREDIT

On August 17, 2010, Safe Technologies International, Inc.  entered into an Investment Agreement with Kodiak Capital Group, LLC.  Pursuant to the Investment Agreement, Kodiak has committed to purchase up to $5,000,000 of the Company’s common stock over thirty-six months (the “Equity Facility”).  The aggregate number of shares issuable by the Company and purchasable by Kodiak under the Investment Agreement will be determined by the purchase prices for the common stock, as determined under the terms of the Investment Agreement.

Contemporaneously with the execution and delivery of the Investment Agreement, the Company and Kodiak executed and delivered a Registration Rights Agreement pursuant to which the Company has agreed to provide certain registration rights under the 1933 Act, and the rules and regulations promulgated thereunder, and applicable state securities laws.

We will draw on the Equity Facility and sell the stock to Kodiak from time to time pursuant to puts which we will make to Kodiak as we need capital to implement our business plan.

We will not be entitled to put shares to Kodiak unless (a) there is an effective registration statement under the Securities Act to cover the sale of the shares to Kodiak, (b) the Company’s common stock continues to be quoted on the OTC Bulletin Board, or becomes listed on a national securities exchange, and (c) the issuance of the shares would not cause Kodiak’s beneficial ownership to exceed 4.99% of our outstanding shares.

NOTE 10. EQUITY BASED COMPENSATION

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

In August 2009, the Company issued to its President, options to purchase 4,000,000 shares of common stock for an exercise price of $ 0.015 valued at $87,394 as calculated using the Black-Scholes pricing model. The options vest 1,000,000 per year over 4 years. For the three and nine months ended September 30, 2010, compensation costs charged to operations for this issuance was $5,463 and $16,389 respectively.  Such allocations will continue throughout the vesting period.

In December 2009, the Company issued to its Chief Financial Officer, options to purchase 2,000,000 shares of common stock for an exercise price of $0.025 per share, valued at $59,293, as calculated using the Black-Scholes pricing model. The options vest 500,000 per year over 4 years. For the three and nine months ended September 30, 2010, compensation costs charged to operations for this issuance was $3,705 and $11,115 respectively.  Such allocations will continue throughout the vesting period.

There were no stock options granted, exercised or forfeited during the nine months ended September 30, 2010 and 2009. As of September 30, 2010, and December 31, 2009 there was $111,494 and $138,998 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Throughout this Quarterly Report on Form 10-Q, the terms “Company”, “we”, “us”, “our” and “Safe Technologies International, Inc.” refers to Safe Technologies International, Inc. and its subsidiaries.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is provided in addition to the accompanying unaudited condensed consolidated financial statements and notes thereto to assist readers in understanding our results of operations, financial condition, and cash flows. The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2009, and our MD&A as of and for the year ended December 31, 2009, included in our Annual Report on Form 10-K for such period as filed with the SEC. The following discussion contains, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, or the Act, that involve risks and uncertainties, including those set forth in Part I, Item 1A of our Annual Report on Form 10-K and in subsequent SEC filings. These forward-looking statements within the meaning of the Act may contain, among others, statements regarding projections and estimates, expectations, and management’s plans, strategies and objectives which should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the timing when, or by which, such performance or results will be achieved. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “project,” “estimate,” “preliminary” and similar expressions. We caution against placing undue reliance on forward-looking statements, which reflect our good faith beliefs with respect to future events and are based on information currently available to us as of the date the forward-looking statement is made.

OVERVIEW

Safe Technologies International Inc. is a technology solutions company that specializes in providing managed technology solutions that are provided on an outsourced, rapidly-deployed, fixed-cost basis to small and medium sized businesses. Our Strategic Data Support (“SDS”) brand provides customizable solutions that create significant cost efficiencies, dependable network functionality and complete redundancy through our disaster recovery facilities. We use state of the art, web-based and proprietary technology to be a low cost acquirer and provider of products and services to our customers. The Company is driven to earn client trust by providing superior service embodied in a total commitment to relentless support and uncompromising standards, to differentiate us from our competitors and enable us to gain market share in today’s constrained spending environment. Our goal is to help organizations define and execute technology solutions to deliver a simpler, more cost effective solution to meet their unique IT needs through affordable, predictable expenses that can be purchased via operational rather than typically more expensive capital budgets. We possess a broad range of skills that equip us to deliver not just any solution, but the right solution.

We believe that the software as a service (SaaS), security, cloud-based storage and systems management markets are converging as businesses increasingly seek a unified, single-source solution to manage their most valuable asset – their information. We help businesses ensure that their information and infrastructures are protected, managed easily, and controlled automatically.

As reported in 2009, the Company has substantially enhanced its business plan to become a technology solutions provider to small and midsized businesses. Internally generated cash flows continue to be insufficient to support business operations or capital expenditures. Our ability to generate cash depends on our financial performance, general economic conditions, technology trends and developments, and other factors. Until we generate significant new revenues, we will continue to operate at a loss and be dependent on stockholder loans to fund all operating shortfalls. On August 17, 2010, we entered into a $5 million Equity Line of Credit Facility with Kodiak Capital Group. LLC (the “Equity Facility”). We expect that if the Company is successful in the execution of this strategy, the proceeds available to us from the Equity Facility will replace our dependence on shareholder loans until we can become cash flow positive.

OUR PRODUCTS AND SERVICES

Our current products and services consist of the following:

Total Support.  We provide monthly subscriptions for unlimited remote technical support for customer servers and workstations, including support for operating system configuration, Microsoft Office issues, printer and scanner configuration, updates and patches, operating system security, firewall and switch configuration and troubleshooting and resolution of any related issues.

Data SafeHarbor.  We provide monthly subscription service for off-site data backup which is scalable from regular routine daily backup to comprehensive exact point in time backups for any configuration of workstations, small business servers, volumes of data, or entire images of customer systems.

OfficeBio Monitoring.  We provide customers with monthly subscription services for 24x7 proactive office monitoring and predictive IT health analytics which are scalable to any number of networked devices and servers.

Total Email.  We provide managed Email and Web Hosting Services including standard POP3/IMAP mailbox, Exchange mailbox, archiving, Blackberry Enterprise Server, Activesync, and Good Mobile Messaging connection licenses.

Bundled Technology Support Services.  We provide skilled personnel who assist our customers in getting maximum value from our service offerings. We offer assistance and consultation with regard to security for network and hosting environments, virtualization, web-based applications, business recovery, software as a service, program management, infrastructure and migration. We assist our customers with ongoing operational support, as well as assessing, developing, implementing and managing solutions on an hourly rate basis.

Bundled Infrastructure Hardware.  As a full service technology solutions provider, we provide special purpose equipment which may be required to support a customer’s business infrastructure. Typically, equipment sales, together with product configuration and installation, generates further incremental technology/support service revenues as well.

Our services are designed to offer a flexible and comprehensive IT solution that meets the specific IT infrastructure and business needs of our customers.  Our suite of products can be purchased individually, in various combinations, or as part of a total or partial outsourcing arrangement.  By partnering with us, our customers may drive down the costs of acquiring and managing IT infrastructure and achieve increased operating efficiency through the use of virtualized technology, and focus their resources on their core business while we focus on the delivery and performance of their IT infrastructure services.

We continue to develop and invest considerable resources into our online presence, which is being developed to include complete e-commerce abilities.  This will allow us to offer and facilitate the fulfillment of our products and services through the website. Current new sales activity is a result of leads generated from the website and, certain commission based channel sales agents. Based on current economic conditions and demand for our services, we will continue to focus and invest in initiatives that we believe will continue to improve and grow our business, including:

-    Increasing the quality of our infrastructure and reliability of our services through additional investments in systems

-    Improving efficiencies in our service and support, and our general and administrative areas, through process and productivity improvements

-    Expanding our data center space to support growth in our hosting products and services

-    Investing in cloud platforms and services

-    Increasing client satisfaction through our delivery of differentiated services as reflected in responses to our customer satisfaction surveys

-    Exploring options for acquisitions and strategic partnerships that facilitate the achievement of our strategic business objectives

As of September 30, 2010, we have four employees.  In addition, several commission-only based sales representatives, engaged in the first quarter of 2010, continue their sales activity.

SIGNIFICANT EVENTS

On August 17, 2010, Safe Technologies International, Inc.  entered into an Investment Agreement with Kodiak Capital Group, LLC.  Pursuant to the Investment Agreement, Kodiak has committed to purchase up to $5,000,000 of the Company’s common stock over thirty-six months (the “Equity Facility”).  The aggregate number of shares issuable by the Company and purchasable by Kodiak under the Investment Agreement will be determined by the purchase prices for the common stock, as determined under the terms of the Investment Agreement.

Contemporaneously with the execution and delivery of the Investment Agreement, the Company and Kodiak executed and delivered a Registration Rights Agreement pursuant to which the Company has agreed to provide certain registration rights under the Securities Act, and the rules and regulations promulgated thereunder, and applicable state securities laws.

We will draw on the Equity Facility and sell the stock to Kodiak from time to time pursuant to puts which we will make to Kodiak as we need capital to implement our business plan.

We will not be entitled to put shares to Kodiak unless (a) there is an effective registration statement under the Securities Act to cover the sale of the shares to Kodiak, (b) the Company’s common stock continues to be quoted on the OTC Bulletin Board, or becomes listed on a national securities exchange, and (c) the issuance of the shares would not cause Kodiak’s beneficial ownership to exceed 4.99% of our outstanding shares.

On September 7, 2010, we issued 10,000,000 shares of our common stock to Grandview Advisors Holding Corp. as partial compensation under a Consulting Agreement with the Company pursuant to which Grandview Advisors provides to the Company financial advisory, strategic business planning, and investor and public relations services.  Grandview Advisors is an accredited investor, and a restrictive legend was placed on the share certificates. The issuances of the shares were exempt from registration under Regulation D and Section 4(2) of the Securities Act. The Agreement also requires a cash payment of $11,250, which is payable over the first three months of the term.

On September 7, 2010, we issued 10,000,000 shares of our common stock to Sepod II, LLC as partial compensation under a Consulting Agreement with the Company pursuant to which Grandview Advisors provides to the Company financial advisory, strategic business planning, and investor and public relations services.  Sepod is an accredited investor, and a restrictive legend was placed on the share certificates. The issuances of the shares were exempt from registration under Regulation D and Section 4(2) of the Securities Act. The Agreement also requires a cash payment of $11,250, which is payable over the first three months of the term.

On September 22, 2010 pursuant to the terms of the Registration Rights Agreement between us and Kodiak, we filed a registration statement (the “Registration Statement”) with the SEC to register the resale by Kodiak of up to 80,000,000 shares of the common stock underlying the Investment Agreement. We are also registering the resale of 40,000,000 shares of our common stock (including the Grandview and Sepod stock referenced above) which were previously issued to certain shareholders in private transactions.  As a result, the proceeds from sale of those 40,000,000 shares will not be received by us.  The shares being offered by the selling shareholders will be sold by them from time to time either in the market or in one or more private transactions.  Our common stock is traded on the Over the Counter Bulletin Board under the symbol SFAZ.

CRITICAL ACCOUNTING POLICIES

Revenue recognition
Revenue is recognized when the related service has been provided, there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection is reasonably assured.  The Company derives the majority of its revenue from recurring hosting services. The Company recognizes revenue for these services as they are provided, beginning on the date that the customer commences our services and continuing over the term of the customer contract. Revenue from other professional services, including setup and direct installation activities are recognized in the period the services are provided. Amounts that have been invoiced are recorded in accounts receivable and either deferred revenues or revenues, depending on whether the revenue recognition criteria have been met. Therefore, deferred revenue consists of amounts that have been prepaid and services have not yet been rendered. Revenue from the sale of bundled infrastructure hardware is recognized at the time installation is complete.

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

RESULTS OF OPERATIONS

Revenues for the three months ending September 30, 2010 were $57,818 as compared to $4,327 for the same period of 2009. Similarly, revenues for the nine months ended September 30, 2010 were $96,819 and $6,957 for same period of 2009. The increase in revenues was primarily related to (a) the launch in April 2010, of the Company’s product line including online backup and disaster recovery services, monitoring analytics, and remote support solutions (b) technical services fees charged to new customers in 2010, and (c) the sale of bundled infrastructure hardware to customers. Revenue growth from quarter to quarter during 2010 was 46% for the first quarter 2010 as compared to the fourth quarter 2009, 31% for the second quarter 2010 as compared to the first quarter 2010 and 162% for the third quarter 2010 as compared to the second quarter 2010. The revenue of $57,818 during the three months ended September 30, 2010, consisted primarily of bundled infrastructure hardware and equipment (48%) which was required to support a customer’s business infrastructure and the bundled technical support services (40%) provided in connection with assisting our customers in getting maximum value from our service offerings, as well as assessing, developing, implementing and managing solutions. For the nine months ended September 30, 2010, revenue of $96,819 consisted primarily of bundled technical support services for on-going operational support (39%) and bundled infrastructure hardware and equipment (36%). A broad classification of our sales would appear as follows:

	three months ended September 30, 2010	nine months ended September 30, 2010
Bundled technical support services	$20,762	$37,769
Bundled infrastructure hardware	27,549	34,856
Standard products and services	9,507	24,194
Total	$57,818	$96,819

Cost of operations increased by $34,496 from $7,455 to $41,951 for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. For the nine months ended September 30, 2010 and 2009, cost of operations was $67,446 and $13,077 respectively, which is an increase of $54,369. The total cost of operations for the nine months of 2010 consists primarily of $32,147 in leased equipment and related hosting and software charges in connection with our data centers and $31,869 in hardware costs incurred in connection with certain technical services performed for new customers. During 2009, the cost of operations exceeded revenues throughout the year. This condition, however, was reversed in 2010 as the significant revenue growth continued and  gross profits emerged as a result of a favorable sales mix, weighted primarily by technical support services. Gross profit was 28% and 30%, respectively, for the three and nine months ended September 30, 2010. Our monthly contract hosting charges continue to be fully charged to cost of sales until such time as minimum volumes are achieved and the costs will then commence to be fully scaled with revenues, to the extent of and subject to any offsets caused by volumes in lower margin products. In so doing, the Company is poised for future growth without a compromise to its service level commitment. To mitigate the minimum volume component to costs of sales, the Company, at times aligns customer revenue commitments for the related services.

Selling, general and administrative (“SG&A”) expenses increased by $34,114 from $148,852 to $182,966 for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. During the nine months ended September 30, 2010, SG&A expenses were $395,258 as compared to $205,719 for  the same period of 2009. During the three and nine months ended September 30 2010, payments to the Company’s officers were $43,662 and $127,062, respectively, comprising the largest element of SG&A expense. Payments to the Company’s officers started in the October and November of 2009 and, accordingly, there were no such payments during the first nine months of 2009. Additionally, officer stock options being expensed over the vesting periods in the amounts of $9,168 and $27,504 were charged to SG&A for the three and nine months ended September 30, 2010, respectively, with no such expense incurred during the same periods in 2009.

Other significant SG&A expense elements during the first nine months of 2010 were investor relations ($42,325) accounting ($41,215) , legal ($40,302), rent expense ($27,316) , continuing development costs ($14,537), public filing and reporting and transfer agent fees ($13,890), and sales salary ($13,880).

Accounting fees were $13,138 and $41,215 during the three and nine month periods ended September 30, 2010, respectively, as compared to $6,133 and $16,428 for the same periods in 2009. Legal fees were $26,697 and $40,302 during the three and nine month periods ended June 30, 2010, respectively, as compared to $19,526 and $47,019 for the same periods in 2009. During September 2010, certain one-time accounting and legal fees were incurred in relation to the preparation of the Company’s filing of the Form S-1 Registration Statement on September 22, 2010.  This SEC filing was required in connection with the Equity Facility provided by Kodiak Capital LLC. Such accounting fees were $4,798 and the legal fees were $17,997.

Rent expense for the Company’s offices for the three and nine month periods ended September 30, 2010 was $9,266 and $27,316, respectively, as compared to $5,920 and $7,899 for the same period in 2009. On June 30, 2010, the current lease agreement was automatically renewed for a successive twelve month period, commencing July 1, 2010.

In September 2010, we signed a consulting agreement with Grandview Advisors Holding Corp and a consulting agreement with Sepod II LLC, pursuant to which, each of those companies are to provide investor and public relations services for a period of six months commencing September 7, 2010. In connection with the two agreements, we issued 10,000,000 shares to each company, with a total valuation of $184,714 for the 20,000,000 shares. Of this valuation, $24,358 was charged to September investor relations expense, and the balance will be allocated monthly for the duration of the six month contract.  In addition to the stock issued, the agreements require a total cash payment of $22,500, payable within the first three months of the agreements. The cash portion of the investor relation fees is also being allocated over the term of the contract, with $2,967 being charged to September’s investor relations expense.  These engagements were predicated upon the Company’s endeavors to initiate a public awareness of its restructuring and new business plan, the Company’s e-commerce capabilities and related new product offerings.

Public filing and transfer agent fees were $5,484 and $13,890 for the three and nine month periods ended September 30, 2010, respectively. These fees were $8,082 and $20,951 for the same three and nine month periods in 2009. Of the 2009 expense, $9,800 was incurred in June 2009 in connection with a proxy statement issued to shareholders, related to the restructuring of the Company.

For the three months ended September 30, 2009, product or web related development costs were $4,370.  For the three and nine months ended September 30, 2010, development costs were $4,590 and $14,537, respectively.  Included in these costs are numerous software as a service (SaaS) subscriptions, program and project scoping fees, CRM software costs, and web design and customization fees.

As previously reported, on August 31, 2009, $2,169,742 in loans plus accrued interest was converted into 180,811,840 shares of common stock of the Company. All of these loans were from principal stockholder Franklin Frank and his affiliates. Subsequent to this conversion, between September 1, 2009 and May 14, 2010, additional principal loans of $261,764 were received by the Company from Franklin Frank. On May 14, 2010 this principal amount plus accrued interest of $6,349, totaling $268,113 was converted into 18,775,435 additional shares of the Company’s common stock. Subsequent to this and as of September 30, 2010, the principal amount of loans due to stockholder Franklin Frank was $155,000 with accrued interest at an annual rate of 8% totaling $2,566. As a result of these conversions, our interest expense was dramatically decreased beginning in September 2009, and after the conversion in May 2010. The resulting reduction in interest expense in 2010, as compared to 2009, will continue going forward, to the extent that significant new borrowings are not required or, if so, are later converted. Interest expense for the nine months ended September 30, 2010 was $7,766 as compared to $157,414 for the same period of 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30 2010, the Company had cash and cash equivalents of $14,967 and a working capital deficit of $158,974, compared to cash and cash equivalents of $6,032 and a working capital deficit of $114,403 as of December 31, 2009. The working capital deficit at the end of both periods is primarily due to the current classification of the stockholder loan balances of $155,000 at September 30 2010 and $92,764 at December 31, 2009.

Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We used cash of $312,225 for operating activities during the first nine months of 2010. Operating cash used for the nine months ended September 30, 2009 was $110,149. Cash used for investing activities during the first nine months of 2010 was $2,840, which was for the purchase of computer equipment.  There was no cash used for investing activities during the nine months ended September 30, 2009. Net cash provided by financing activities, consisting entirely of stockholder loans, was $324,000 for the nine months ended September 30, 2010. Stockholder loans during the nine months ended September 30, 2009 were $109,600. For the nine months ended September 30, 2010, our sources of cash were net revenues of $96,819 and the stockholder loans indicated above. Accordingly, the Company continues to incur operating losses (loss before interest expense) as it endeavors to continue to build upon the growth achieved to date. The operating loss for the three months ended September 30, 2010 was $167,099 as compared to $151,980 for the same period in 2009. The operating loss for the nine months ended September 30, 2010 was $365,885 as compared to $211,839 for the same period in 2009.

On August 17, 2010, we entered into an Investment Agreement and Registration Rights Agreement with Kodiak Capital Group, LLC.  Pursuant to the agreements,  Kodiak has committed to purchase up to $5,000,000 of the Company’s common stock over thirty-six months (the “Equity Facility”).  The aggregate number of shares issuable by the Company and purchasable by Kodiak under the Investment Agreement will be determined by the purchase prices for the common stock, as determined under the terms of the Investment Agreement.

Internally generated cash flows continue to be insufficient to support business operations or capital expenditures. Our ability to generate cash depends on our financial performance, general economic conditions, technology trends and developments, and other factors. Until we generate significant new revenues, we will continue to operate at a loss and be dependent on stockholder, Franklin Frank, to fund all operating shortfalls, including our continuing investment in e-commerce, program development and officer compensation. We expect that the proceeds available from the Equity Facility will replace our dependence on shareholder loans until we can become cash flow positive.

There can be no assurance that our cash flow will increase in the near future from anticipated new business activities, or that revenues generated from our existing operations will be sufficient to allow us to continue to pursue new customer programs or profitable ventures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES.

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010 (the “Evaluation Date”).  This evaluation included reviews of the documentation of controls, evaluation of the design effectiveness of controls, and a conclusion on this evaluation. This evaluation was carried out under the supervision and with the participation of our President, as Principal Executive Officer, and our Chief Financial Officer. Based upon that evaluation, management concluded that, as of the end of such period, our disclosure controls and procedures were effective.

In our Annual Report on Form 10-K for the year ended December 31, 2009, we disclosed that we had identified two material weakness in its internal control over financial reporting in that we had not obtained an independent review of our treatment of complex accounting transactions, and we had an inadequate number of personnel to properly implement control procedures by segregating duties.  To mitigate these weaknesses, we engaged a third party professional with knowledge and experience related to SEC Reporting and internal controls over financial reporting.  Management has determined that the previously reported material weaknesses have been mitigated based on the following:

•
We engaged a third party professional to review all of our external reporting for compliance with SEC and US GAAP requirements.  After several weeks with this process in place, management concluded that it no longer had any significant deficiencies or material weaknesses related the preparation of external financial reports.

•
We utilized the expertise of the external professional to assess and improve our system of internal controls to enable us to achieve adequate segregation of duties with limited personnel, as management determined that mitigation by hiring of additional personnel would not be cost effective.  We have enhanced our processes and documented various mitigating controls to reduce the severity of our lack of segregation of duties to less than a material weakness.

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

On September 1, 2010, we issued 1,000,000 shares of common stock to our general counsel as part payment for services rendered, valued at $9,657. Our general counsel is an accredited investor, and a restrictive legend was placed on the share certificates. The issuances of the shares were exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933

On September 7, 2010, we issued 10,000,000 shares of our common stock to Grandview Advisors Holding Corp. as partial compensation under a Consulting Agreement with the Company pursuant to which Grandview Advisors provides to the Company financial advisory, strategic business planning, and investor and public relations services.  Grandview Advisors is an accredited investor, and a restrictive legend was placed on the share certificates. The issuances of the shares were exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On September 7, 2010, we issued 10,000,000 shares of our common stock to Sepod II, LLC as partial compensation under a Consulting Agreement with the Company pursuant to which Grandview Advisors provides to the Company financial advisory, strategic business planning, and investor and public relations services.  Sepod is an accredited investor, and a restrictive legend was placed on the share certificates. The issuances of the shares were exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

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

3.4	Bylaws (filed as an Exhibit to Company's registration statement on Form S-18 filed February 18, 1988 and incorporated herein by reference).

10	2009 Compensatory Stock Plan (filed as Exhibit 10 to the Company's Form 10Q filed May 10, 2010 and incorporated herein by reference)

10.1	Investment Agreement between the Company and Kodiak Capital Group, LLC (filed as Exhibit 10.1 to the Company's Form 8-K filed August 23, 2010 and incorporated herein by reference)

10.2	Registration Rights Agreement between the Company and Kodiak Capital Group, LLC (filed as Exhibit 10.2 to the Company's Form 8-K filed August 23, 2010 and incorporated herein by reference)

10.3	Consulting Agreement between the Company and Grandview Advisors Holding Corp. (filed as Exhibit 10.1 to the Company's Form 8-K filed September 8, 2010 and incorporated herein by reference)

10.4	Consulting Agreement between the Company and Sepod II, LLC (filed as Exhibit 10.2 to the Company's Form 8-K filed September 8, 2010 and incorporated herein by reference)

31.1	Certification of principal executive officer

31.2	Certification of principal financial officer

32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Safe Technologies International, Inc.

Date: November 12, 2010	By:	/s/ Christopher L. Kolb
Christopher L. Kolb,
President (Principal Executive Officer)

	By:	/s/ Richard P. Sawick
Richard P. Sawick, Chief
Financial Officer, Principal Accounting Officer