Form 10-K
period 2010-12-31
SAFE TECHNOLOGIES INTERNATIONAL INC
filed 2011-03-31
CIK 829117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes  ☑  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of June 30, 2010, was approximately $2,247,000.

The number of shares outstanding of the issuer's common stock, as of March 25, 2011, was 327,704,814.

SAFE TECHNOLOGIES INTERNATIONAL, INC.

Index to
Annual Report on Form 10-K
For the Year Ended December 31, 2010

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

PART I

ITEM 1.   BUSINESS

Business Operations

Safe Technologies International, Inc. is a technology solutions company that specializes in providing managed technology solutions including online backup and disaster recovery for mission-critical data, remote technical support and office solutions that are provided on an outsourced, rapidly-deployed, fixed-cost basis to small and medium sized businesses. Our Strategic Data Support (“SDS”) brand provides customizable solutions that create significant cost efficiencies, dependable network functionality and complete redundancy through our disaster recovery facilities. We use state of the art, web-based and proprietary technology to be a low cost acquirer and provider of products and services to our small and medium sized business customers. The Company is driven to earn client trust by providing superior service embodied in a total commitment to relentless support and uncompromising standards, to differentiate us from our competitors and enable us to gain market share in today’s constrained spending environment. Our goal is to help organizations define and execute technology solutions to deliver a simpler, more cost effective solution to meet their unique IT needs. We possess a broad range of skills that equip us to deliver not just any solution, but the right solution.

In late 2009, we began the development of new business lines within the Company related to IT solutions, including a full suite of application hosting, monitoring and remote solution services.  In early 2010, we began offering an integrated suite of unified backup and remote disaster recovery services, predictive office network health analytics and remote IT support solutions.  We have initially targeted these products to small to medium sized businesses.

We believe that the security, cloud-based storage and systems management markets are converging as businesses increasingly seek one solution to manage their most valuable asset – their information. We help businesses ensure that their information and infrastructures are protected, managed easily, and controlled automatically.

Our technology solutions consist primarily of (a) workstation and server remote support, (b) backup and disaster recovery services, (c) office monitoring service plans (d) local and remote general technical services for workstations, servers, and mobile devices and, (e) website and email hosting services. Our services are designed to offer a flexible and comprehensive IT solution that meets the specific IT infrastructure and business needs of our customers.  Our suite of products can be purchased individually, in various combinations, or as part of a total or partial outsourcing arrangement.  By partnering with us, our customers may drive down the costs of acquiring and managing IT infrastructure and achieve increased operating efficiency through the use of virtualized technology, and focus their resources on their core business while we focus on the delivery and performance of their IT infrastructure services.

As noted above, we have become a technology solutions provider to small and midsized businesses. Internally generated cash flows continue to be insufficient to support business operations or capital expenditures. Our ability to generate cash depends on our financial performance, general economic conditions, technology trends and developments, and other factors. Until we generate significant new revenues, we will continue to operate at a loss.  We continue to be dependent on stockholder loans to fund operating shortfalls. On August 17, 2010, we entered into an Investment Agreement with Kodiak Capital Group, LLC (“Kodiak”) pursuant to which Kodiak has committed to purchase up to $5,000,000 of our common stock.  In December 2010, the Company issued 10,000,000 shares of common stock to Kodiak subject to cancellation by the Company until such time as Kodiak purchases the shares. As of December 31, 2010, Kodiak has purchased 2,240,184 shares of common stock under the plan for cash proceeds of approximately $35,600. The 7,759,816 shares that remained subject to cancellation are reflected itn the Company's consolidated balance sheet as subscriptions receivable in the amount of $77,598 based on the expected proceeds from the sale of these shares. Through February 28, 2011, Kodiak has purchased an additional 1,714,592 shares under the plan for cash proceeds of $17,158.  We expect that the proceeds available to us from the Equity Facility will replace our dependence on shareholder loans until we are able to generate positive cash flows from operations.

Current new sales activity is a result of leads generated from the Company’s website, which we continue to develop and invest resources into, and from the efforts of certain commission based sales agents.

Products and Services

Our current products and services consist of the following:

Data Storage.  We provide data storage facilities that are scalable to the needs of the customer.  This allows us to provide a cost effective storage facility, while retaining for the customer the ability to increase storage as needed.

Total Email.  We provide managed Email and Web Hosting Services including standard POP3/IMAP mailbox, exchange mailbox, archiving, Blackberry Enterprise Server, Activesync, and Good Mobile Messaging connection licenses.

OfficeBio Monitoring.  We provide customers with monthly subscription services which are scalable to any number of networked devices or servers and which include proactive 24x7 office monitoring and predictive IT health analytics.

Total Support.  We provide monthly subscriptions for unlimited remote technical support for customer servers, workstations, and mobile devices, including support for operating system configuration, Microsoft Office issues, printer and scanner configuration, updates and patches, operating security, firewall and switch configuration and troubleshooting and resolution of any related issues.

Mobile Rescue.   We provide monthly subscriptions for flat-rate remote smartphone support service offering to service the growing number of iPhone, Blackberry, Android, Symbian and Windows-Based smartphone users. This product line of cloud-based offerings is designed to provide an essential core of mission-critical business services that fully support the extension of computing to mobile devices. Designed to help customers stay connected to their business and simplify their busy lives.

Data Safeharbor.  We provide monthly subscription service for off-site data backup which is scalable from regular routine daily backup to comprehensive exact point in time backups for any configuration of workstations, small business servers, volumes of data, or entire images of customer systems.

Professional Services.  We provide skilled personnel who assist our customers in getting maximum value from our service offerings. We offer assistance and consultation with regard to security for network and hosting environments, virtualization, web-based applications, business recovery, software as a service, program management, infrastructure and migration. We assist our customers with ongoing operational support, as well as assessing, developing, implementing and managing solutions on an hourly rate basis.

Hardware.  As a full service technology solutions provider, we provide any special order hardware and equipment which may be required to support a customer’s business infrastructure.

Product Development

We continue to develop and invest considerable resources into our website, which is being developed to include complete e-commerce abilities.  This will allow us to offer and facilitate the fulfillment of our products and services through the website. During the year ended December 31, 2010 we have incurred approximately $19,148 in web and product related development costs.  Included in these costs are numerous software as a service (SaaS) subscriptions, market research fees, program and project scoping fees, CRM software costs, and web design fees. Based on current economic conditions and demand for our services, we will continue to focus and invest in initiatives that we believe will continue to improve and grow our business, including:

•	Increasing the quality of our infrastructure and reliability of our services through additional investments in systems,

•	Improving efficiencies in our service and support, and our general and administrative areas, through process and productivity improvements,

•	Expanding our data center space to support growth in our hosting products and services,

•	Investing in cloud platforms and services,

•	Increasing client satisfaction through our delivery of differentiated services as reflected in responses to our customer satisfaction surveys, and

•	Exploring options for acquisitions and divestitures that facilitate the achievement of our strategic business objectives.

Industry Trends

The IT strategy for many businesses has been increasingly focused on data center IT outsourcing in an effort to reduce costs, improving responsiveness to a changing business environment, and focusing internal resources on projects that deliver competitive advantages. While IT capabilities were often viewed as competitive advantages in the past, many businesses now recognize that a large part of their IT infrastructure is important, yet it no longer provides a strategic or financial advantage. As the core functions of IT, such as data storage, processing, and transport, have become commonplace throughout all industries, these functions have become routine and increasingly thought of as simply costs of doing business. Many businesses are also recognizing the high cost and inefficiency of managing IT infrastructure themselves, including the difficulties of upgrading technology, training and retaining skilled personnel with domain expertise, and matching IT costs with actual benefits. Given these trends in IT strategy, budget constraints, and inefficient use of resources, businesses often look to outsource significant parts of their IT functions to trusted partners so they can focus on the areas that still provide competitive advantages, such as customer or industry-specific applications.

Most businesses today will consider outsourcing when reviewing their IT strategies; however, traditional outsourcing approaches do not often provide meaningful strategic, operational, or financial benefits as many outsourcers simply operate a customer’s infrastructure without fundamentally changing or updating the underlying technology or the way the infrastructure is managed.  As a result, businesses can lose control of differentiating IT applications. For example, an outsourcer may manage a customer’s current IT systems more efficiently than could the customer itself, but if the customer’s IT systems are not updated regularly, the customer will not achieve the benefits of an operating infrastructure utilizing the latest technology hardware, software, and IT research and development.

Our solution is to provide a range of infrastructure services that enable customers to improve the quality and lower the cost of their IT operations and increase the availability and flexibility of their IT systems. In addition, our solution may allow our customers to have visibility and control of their application performance while shifting our customers from a corporate model based on large capital investments for buying, maintaining, and depreciating IT assets to a pay-as-you-go service model that allows customers to scale their IT infrastructure up or down as their business requirements change. Our approach enables us to be a flexible and scalable partner to our customers that can provide tailored, end-to-end IT infrastructure solutions on demand.

Our Strategy

We focus exclusively on providing IT services primarily to small and medium sized businesses. To date, we have focused our efforts on the healthcare, legal, financial services, manufacturing and business and consumer services industries.  Because of our infrastructure, management systems, and business model, we have the capability to deliver fully managed and integrated IT solutions to enterprises with offices around the nation. Our key growth strategies include the following:

Target the right customers.  We specifically target customers that we believe will receive the most economic value from using our services. Many small and mid-sized businesses have traditionally outsourced single IT service offerings, such as network services or hosting services, and have continued to own and manage portions of their IT infrastructure themselves. We believe that these businesses can lower the overall cost of their IT operations while improving the quality of their IT systems by purchasing our managed services and outsourcing the majority of their IT services rather than a single IT service. We believe that pursuing these customers will allow us to increase revenues and profitability as these customers purchase our higher margin services while at the same time reducing their overall IT costs.

Offer targeted business solutions to solve specific customers’ needs. We develop, market, and deliver solutions designed to satisfy the needs of specific customer segments. These end-to-end solutions are comprised primarily of our technical capabilities, our consulting services, and often third party services.  Our customer focused solutions allow us to offer more compelling value propositions to targeted customer segments.

Deliver compelling and comprehensive technical capabilities. Our broad, integrated, comprehensive offering of IT services allows us to act as a full service provider to our customers. Unlike most of our competitors who have limited or single service offerings, we offer a full range of solutions, including hosting, cloud, computing, storage, applications, network, and security services. Our full service orientation creates incremental revenue growth as customers seek to minimize the number of outside vendors and demand “one-stop” service providers. Additionally, we can meet customers’ increasing IT demands through scalable solutions.

Sales Concentration

A significant amount of our revenues are currently generated from a small group of customers.  The loss of any of these customers would have a material adverse effect on our financial statements. However, we feel that any dependence on a single or few customers will not adversely affect our business strategy because as we broaden our customer base, any sales concentration with any one established customer will be diminished in proportion to the number of new customers and resulting sales.

Intellectual Property

We are currently pursuing registered trademarks for our business brand name and several product and service names and marketing slogans. We have also registered various Internet domain names in connection with the SDS and Safe Technologies International, Inc. public website.

Although we consider our intellectual property rights to be valuable, we do not believe that the rejection or expiration of any single trademark would materially affect our consolidated results of operations.

Competition

Prospective customers for our infrastructure solutions often weigh the advantages of outsourcing to a service provider against their ability to manage IT infrastructure internally. In those instances, the in-house solution is a source of competition. Our external competitors range from very large telecommunications companies, hardware manufacturers, and system integrators that support the in-house IT operations for a business or offer outsourcing solutions, to smaller point solutions companies that sell individual IT services or solutions to selected industries.

The markets for our hosting, network and professional services are highly competitive and we have many competitors seeking to provide various solutions to the technology problems our products and services address, including a multitude of competitors providing various fragmented and isolated solutions.  Many of these competitors have been in business longer than us and have more capital resources available. However, our services model enables our customers to choose from a number of different strategies designed to reduce their IT costs. We believe that we can show customers that we can decrease their costs by moving towards our managed hosting, managed network, co-location and monitoring solutions for their IT needs.  In general, the competitive environment favors the provider that has the best ability to provide integrated, seamless and easily-deployed solutions at a lower cost. We anticipate that most of our customers will purchase more than one of our services. Accordingly, we believe the intersection of these services allows us to produce a much higher return on invested capital than fragmented or isolated solutions, particularly by leveraging technologies for shared platform resources.

Regulatory Matters

Most of our existing services are not currently regulated by the Federal Communications Commission (“FCC”) or by any other federal, state or municipal agency, other than regulations that apply to businesses generally.  As implemented by rules, policies, and precedents issued by the FCC, the Telecommunications Act of 1996 regulates the provision of ‘telecommunications services’ and generally exempts ‘information services’ and ‘non-common carrier services’ from its regulation. We believe that many of the products and services we offer, whether on a facilities or resale basis, qualify as information services or non-common carrier services and are therefore not subject to federal regulation. However, in light of ongoing FCC proceedings and developing FCC case law, it is possible that some or all of the information services that we provide should or will become subject to certain regulatory requirements In the future.

Employees

As of March 25, 2011 we employ a total of 2 employees, one of whom is full-time.  We consider our labor relations to be good.  None of our employees are covered by a collective bargaining agreement.  At the present time, the employment of all employees is “at-will”.

ITEM 2.   PROPERTIES

Our executive offices are located at 1200 North Federal Highway, Suite 200, Boca Raton, FL 33432, where we lease approximately 550 square feet of office space. We pay base rent of approximately $2,800 per month which includes certain limited administrative and facility services.

We believe that our present facilities will be suitable for the operation of our business for the foreseeable future and should we need to expand, we expect that suitable additional space will be available on commercially reasonable terms, although no assurance can be made in this regard.  We also believe our property is adequately covered by insurance.

ITEM 3.   LEGAL PROCEEDINGS

The company is not a party to any legal proceedings involving any claim against the company.

ITEM 4.   REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER’S PURCHASES OF EQUITY SECURITIES.

Our common stock is traded in the over-the-counter market under the symbol "SFAZ". Our transfer agent is Direct Transfer, LLC, whose phone number is 919-481-4000.  The following table sets forth the high and low bid, as reported by Nasdaq.com, for our common stock for the calendar periods indicated. As a result of a 10-to 1 reverse stock split effective July 2009, the following data has been retroactively presented as if the reverse split were in place throughout the periods.

Period 2009	Bid High/Low

1st Quarter	.003/.003
2nd Quarter	.013/.010
3rd Quarter	.021/.015
4th Quarter	.039/.031
2010
1st Quarter	.023/.021
2nd Quarter	.016/.015
3rd Quarter	.028/.002
4th Quarter	.010/.035

The above quotations do not include retail mark-ups, mark-downs or commissions and represents prices between dealers and not necessarily actual transactions. The past performance of our securities is not necessarily indicative of future performance.

Holders of Record

As of March 25, 2011, there were 1,595 shareholders of record of our common stock.

Dividend Policy

We have not declared or paid any cash dividends on our common stock since our inception. We do not intend to pay cash dividends on our common stock in the foreseeable future. We anticipate we will retain any earnings for use in our operations and development of our business.

Securities authorized for issuance under equity compensation plans.

On July 20, 2009, our Board of Directors approved our 2009 Compensatory Stock Plan (the “Plan”).  The Plan is designed for selected employees, officers, directors and key consultants to the Company and its subsidiaries, and is intended to advance the best interests of the Company by providing personnel who have substantial responsibility for the management and growth of the Company and its subsidiaries with additional incentive by increasing their proprietary interest in the success of the Company, thereby encouraging them to remain in the employ of the Company or its subsidiaries.  The Plan is administered by the Board of Directors of the Company, and authorized the issuance of stock options, restricted stock grants and stock awards, not to exceed a total of 10,000,000 shares.  In April 2010, the Company’s Board of Directors increased the shares available under the plan to a total of 20,000,000 shares.  The terms of any awards under the Plan are determined by the Board of Directors, provided that no options may be granted at less than the fair market value of the stock as of the date of the grant.

The following table presents information as to the number of shares of our common stock which are authorized for issuance under the Plan.

Plan category	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under the Plan (excluding shares reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	n/a	-0-
Equity compensation plans not approved by security holders	6,000,000	$0.0175	11,300,000
Total	6,000,000	$0.0175	11,300,000

ITEM 6.   SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements.  Certain statements contained in this report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.  Factors that could cause or contribute to such differences include those discussed in “Forward Looking Statements,” above.

Results of Operations – Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenue increased by $106,063, or 573%, to $124,570 for the year ended December 31, 2010 compared to $18,507 for the year ended December 31, 2009.  The increase in revenues was primarily related to (a) the launch in April 2010, of the Company’s product line including online backup and disaster recovery services, monitoring analytics, and remote support solutions (b) technical services fees charged to new customers in 2010, and (c) the sale of bundled infrastructure hardware to customers. A broad classification of our sales is as follows:

	Year Ended December 31,
	2010	2009
Bundled technical support services	$47,020	$9,384
Bundled infrastructure hardware	41,816	-
Standard products and services	35,734	9,123
	$124,570	$18,507

Costs of operations increased by 60,013, or 208%, to $88,814 for the year ended December 31, 2010 compared to $28,801 for the year ended December 31, 2009. The total cost of operations for the year ended December 31, 2010 consists primarily of $44,350 in leased equipment and related hosting and software charges in connection with our data centers and $37,547 in hardware costs incurred in connection with certain technical services performed for new customers. During 2009, the cost of operations exceeded revenues throughout the year. This condition, however, was reversed in 2010 as the significant revenue growth continued and gross profits emerged as a result of a favorable sales mix, weighted primarily by technical support services. Gross profit was 29% for the year ended December 31, 2010.  Our monthly contract hosting charges continue to be fully charged to cost of sales even though our minimum volumes provided under our contracts have yet to be achieved.  As minimum volumes are achieved our margins on hosting services will continue to improve, to the extent of and subject to any offsets caused by higher volumes in lower margin products.  In so doing, the Company is poised for future growth without a compromise to its service level commitment. To mitigate the minimum volume component to costs of sales, the Company, at times, aligns customer revenue commitments for the related services.

Selling, general and administrative (“SG&A”) expenses increased by $417,375, or 190%, to 637,617 for the year ended December 31, 2010 compared to $220,242 for the year ended December 31, 2009.  The following discusses significant components of SG&A expenses.

Gross wages paid to the Company’s officers during the year ended December 31, 2010 were approximately $170,724 compared to $27,815 for the year ended December 31, 2009.  Payments to the Company’s officers started in the October and November of 2009.

Stock based compensation totaled $36,673 for the year ended December 31, 2010 compared to $7,689 for the year ended December 31, 2009 due to stock options issued during the 4th quarter of 2009 being expensed over their respective vesting periods.

Investor relations expense totaled $150,739 for the year ended December 31, 2010, including $117,730 resulting from the issuance of common stock valued at $184,714 for investor relation services to be provided over a six month period beginning in September 2010.  The Company recognized $117,730 of expense during the year ended December 31, 2010 representing the pro rata portion of the services provided during 2010.  The Company did not incur any investor relation expenses during 2009.

Accounting fees were $57,310 for the year ended December 31, 2010 compared to $24,766 in 2009. The increase was primarily due to a change of auditors in early 2010.

Rent expense for the Company’s offices for the year ended December 31, 2010 was $36,327, compared to $17,486 for the year ended December 31, 2009.  The increase was due to the commencement of the lease agreement for the Company’s Boca Raton, Florida office space in July 2009, which is reflective of a full year of rent in 2010.

Insurance expense was $13,395 for the year ended December 31, 2010 resulting from the purchase of Directors’ and Officers’ insurance in August 2010.  The Company did not incur any such costs in 2009.

Legal fees were $55,272 and $75,704 for the years ended December 31, 2010 and 2009, respectively. The decrease is attributable to legal fees incurred in 2009 in connection with the Company’s restructuring, a portion of which were settled with the issuance of common stock valued at $19,089.

Product or web related development costs were $19,148 for the year ended December 31, 2010, compared to $9,861 for the year ended December 31, 2009.  The increase was primarily due to the continued development and investment into our website, which is being developed to include complete e-commerce capabilities.   Included in these costs are numerous software as a service (SaaS) subscriptions, program and project scoping fees, CRM software costs, and web design and customization fees.

Interest expense – related party decreased by $146,167, or 92%, to $12,338 for the year ended December 31, 2010, compared to $158,505 for the year ended December 31, 2009.  As previously reported, on August 31, 2009, $2,169,742 in loans plus accrued interest was converted into 180,811,840 shares of common stock of the Company. All of these loans were from principal stockholder Franklin Frank and his affiliates. Subsequent to this conversion, between September 1, 2009 and May 14, 2010, additional principal loans of $261,764 were received by the Company from Franklin Frank. On May 14, 2010 this principal amount plus accrued interest of $6,349, totaling $268,113 was converted into 18,775,435 additional shares of the Company’s common stock. Subsequent to this and as of December 31, 2010, the principal amount of loans due to stockholder Franklin Frank was $267,500 with accrued interest at an annual rate of 8% totaling $7,138. As a result of these conversions, our interest expense was dramatically decreased beginning in September 2009, and after the conversion in May 2010. The resulting reduction in interest expense in 2010, as compared to 2009, will continue going forward, to the extent that significant new borrowings are not required or, if so, are later converted.

Liquidity and Capital Resources.

The following table summarizes the cash flows for the years ended December 31, 2010 and 2009:

	For the Years Ended December 31
Net cashed (used in) provided by:	2010	2009
Operating activities	$(436,224)	$(184,788)
Investing activities	(2,841)	-
Financing activities	478,494	186,864

As of December 31, 2010 the Company had cash and cash equivalents of $45,461 and a working capital deficit of $260,487, compared to cash and cash equivalents of $6,032 and a working capital deficit of $114,403 as of December 31, 2009.  The increase in the working capital deficit is a result of advances from the Company’s largest stockholder during 2010 totaling $267,500 as of December 31, 2010.   These amounts are due on demand and therefore included in current liabilities in the consolidated balance sheets.

On August 17, 2010, the Company entered into an Investment Agreement with Kodiak.  Pursuant to the Investment Agreement, Kodiak has committed to purchase up to $5,000,000 of the Company’s common stock over thirty-six months (the “Equity Facility”).  The aggregate number of shares issuable by the Company and purchasable by Kodiak under the Investment Agreement will be determined by the purchase prices for the common stock, as determined under the terms of the Investment Agreement. In December 2010, the Company issued 10,000,000 shares of common stock to Kodiak subject cancellation by the Company until such time as Kodiak purchases the shares. Of these shares, 2,240,184 were purchased in December 2010 for net proceeds of $35,645 and the remaining 7,759,816 are reflected as subscriptions receivable in the amount of $77,598 on the consoidated balance sheet as of December 31, 2010.

Contemporaneously with the execution and delivery of the Investment Agreement, the Company and Kodiak executed and delivered a Registration Rights Agreement pursuant to which the Company has registered, under the Securities Act, the sales of stock to Kodiak under the Equity Facility.

We will draw on the Equity Facility and sell the stock to Kodiak from time to time pursuant to puts which we will make to Kodiak as we need capital to implement our business plan.

We are not entitled to put shares to Kodiak unless (a) there is an effective registration statement under the Securities Act to cover the sale of the shares to Kodiak, (b) the Company’s common stock continues to be quoted on the OTC Bulletin Board, or becomes listed on a national securities exchange, and (c) the issuance of the shares would not cause Kodiak’s beneficial ownership to exceed 4.99% of our outstanding shares.

Internally generated cash flows continue to be insufficient to support business operations or capital expenditures. Our ability to generate cash depends on our financial performance, general economic conditions, technology trends and developments, and other factors. Until we begin to generate significant new revenues, we will continue to operate at a loss and be dependent on proceeds from the exercise of Put Options under the Equity Facility, and to a lesser extent, on additional advances from our largest stockholder.

There can be no assurance that our cash flow will increase in the near future from anticipated new business activities, or that revenues generated from our existing operations will be sufficient to allow us to continue to pursue new customer programs or profitable ventures.

Operating Activities – During 2010, cash used in operations of $436,224 was the result of our net loss of $614,199, offset primarily by non-cash equity-based compensation of $164,060.  During 2009, cash used in operations of $184,788 was the result of our net loss of $389,041, offset primarily by non-cash equity-based compensation of $45,298 and an increase in accounts payable of $168,653.

Financing Activities – During 2010, cash provided by financing activities was the result of $442,849 of borrowings from our largest stockholder and $35,645 from the sale of common stock pursuant to our Equity Facility.  During 2009, cash provided by financing activities was the result of $186,864 of borrowings from our largest stockholder.

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

Net Operating Loss Carryforwards

The Company had cumulative net operating loss carryforwards for income tax purposes at December 31, 2010 of approximately $8,429,000, expiring through December 31, 2024. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

Going Concern

We are the subject of a "going concern" audit opinion. Such qualification was issued because we have incurred continuing losses from operations and as of December 31, 2010, had an accumulated deficit of $10,370,884 and a working capital deficit of $226,014, which, among other factors, raises substantial doubt about our ability to continue as a going concern.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.   FINANCIAL STATEMENTS

Consolidated financial statements and supplementary data are set forth on pages F-1 through F-12.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

The evaluation of our disclosure controls and procedures included a review of our objectives and processes and effect on the information generated for use in this Report. This type of evaluation is done quarterly so that the conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.

Based on their evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC as of the filing of this Report.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the SEC that permit us to provide only management’s report in this Report.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting for the quarter ended December 31, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION.

None

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The executive officers and directors of the Company are listed below.  Each director was appointed for a term of one year and until their successor is duly elected.

Name	Age	Position Held with Registrant

Christopher L. Kolb	43	Director, President
Alan B. Fleisher	70	Director
Adria Bedell	38	Chief Financial Officer, Secretary

Christopher L. Kolb has been President and a Director of the Company since July 2009.  Mr. Kolb was the founder and President of Coastal Networks, Inc., a company which provided outsourced chief technology officer and information technology services to small to medium sized businesses. At Coastal, Christopher guided the company through its largest growth phase through development of core expertise that allowed Coastal to act as a “control hub” for large, unwieldy, internationally-located development teams. Chris’ multi-faceted experience with advanced technical design and architecture documentation for development engagements greatly reduced prototyping and development phases for Coastal’s clients, allowing them to more efficiently solve complex business problems and help drive critical-path projects to successful completion.

Prior to Coastal, Mr. Kolb served in several escalating capacities at NetSpeak Corporation, an early-leader in the development forefront of VoIP Telephony. As Principal Engineer, Chris spearheaded development of the company’s  VoIP Gateway Exchange product, and architected a proprietary phone solution which served as the foundation for the web browser-based "Click N Connect" product for MCI Worldcom. He was promoted to Senior Sales Engineer where he created test and project plans for the implementation and evaluation of field trials, as well as the production of, and sales strategies for, VoIP solutions. With a proven track record to capture and maintain client confidence, Mr. Kolb was then appointed as Director of Sales Engineering where he created a global technical sales engineering team to support worldwide initiatives.

Before NetSpeak, Mr. Kolb worked for IBM Corporation, where he first served as a contract developer, working in multimedia and operating system performance testing and analysis. He later assumed the position of Lead Architect for a client/server based lab automation system for IBM, where he continued to hone his programming skills in several computer languages.

Alan B. Fleisher is currently a retired investor and a Director of the Company. He is a veteran of both retail and wholesale enterprises. Prior to retirement, Mr. Fleisher served as President of Avante Imports, which imported merchandise from Europe and Asia to the United States and distributed through indirect distribution channels throughout the Southeast and Northeast territories of the United States. During the approximately 30 years prior to his work with Avante Imports, Mr. Fleisher founded, built and grew several businesses, including Contemporary Creations, A&A in the interior furnishing and design business. His international experience and B2B indirect distribution channel acquisition expertise are of particular use to the Company. Born in Long Island, New York, Mr. Fleischer now resides full time in South Florida.

Adria Bedell has been and continues to serve as Comptroller of a small conglomerate, located on Long Island, New York, specializing in real estate and retail, for seven years prior to joining the Company.

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

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth all compensation paid or earned for services rendered to the Company in all capacities during the years ended December 31, 2010 and 2009.  No other executive officer received total annual compensation in excess of $100,000 in those periods.

Name and principal position	Year	Salary ($)	Stock awards ($)	Option awards ($)	Total ($)
Christopher L. Kolb, President	2010 2009	100,385 16,9232	0 14,5202	0 87,3943	100,385 118,837

Richard P. Sawick, Former Chief Financial Officer4	2010 2009	70,339 10,892	0 0	0 59,2933	70,339 70,185

Randi Swatt, Acting CEO through June 29, 2009	2009	0	0	0	0

Adria Bedell, Chief Financial Officer and Secretary5	2010 2009	0	0	0	0

1	Mr. Kolb was appointed President of the Company effective July 2009, but was not compensated by the Company until November 2, 2009. Mr. Kolb’s annual compensation is $100,000.

2	The stock award granted to Mr. Kolb was valued at 110% of the average closing price for the Company’s common stock for the 10 days prior to the date of the grant.

3
The stock options awarded to Mr. Kolb and Mr. Sawick were valued at the aggregate grant date fair value computed in accordance with the Black Scholes methodology.  The options represent the right to purchase 4,000,000 shares and 2,000,000 shares of common stock, respectively, at an exercise price equal to 110% of the average closing bid and ask prices for the Company’s common stock for the 10 trading days prior to the date of the Option.  The options are exercisable as to one fourth of the shares on each anniversary date of the grant of the options, provided they continue to be retained by the Company as of the date of exercise.

4	Mr. Sawick was appointed Chief Financial Officer of the Company on December 15, 2009 and resigned on January 14, 2011.
5	Adria Bedell was appointed Secretary in July 2009, and became Chief Financial Officer on January 14, 2011

Outstanding Equity Awards at December 31, 2010

	Option awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date
Christopher L. Kolb	1,000,000		4,000,000	1	0.01452	August 25, 2019
Richard P. Sawick	500,000	2	1,500,000	2	0.02540	December 21, 2019

1
The options vest as to 1,000,000 shares on August 25 of each year, beginning in 2010, provided Mr. Kolb continues to be retained as a consultant to, or employee of, the Company as of the date of exercise.

2
As a result of Mr. Sawick’s resignation on January 14, 2011, pursuant to the 2009 Stock Plan, the 1,500,000 of non-vested options were forfeited and the 500,000 of vested options will expire on April 13, 2011.

Compensation of Directors

We do not currently pay any compensation to our directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of March 10, 2011 with respect to the number of shares of the Company's Common Stock that are beneficially owned by (i) each executive officer of the Company, (ii) each director of the Company and (iii) each shareholder of the Company who owns more than 5% of the Company's Common Stock. An asterisk indicates beneficial ownership of less than 1% of the Company's outstanding stock. Except as otherwise indicated, each of the shareholders listed below has voting and investment power over the shares beneficial owned. As of March 10, 2011, there were issued and outstanding 318,444,998 shares of the Company's common stock and 1,500,000 shares of common stock underlying fully vested stock options.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percent of Class

Ruth Deutsch 1200 N Federal Highway, Suite 200 Boca Raton, FL 33432 Shareholder	118,125,1801	37.1

Franklin Frank 1200 N Federal Highway, Suite 200 Boca Raton, FL 33432 Shareholder	118,125,1801	37.1

William P. Stueber II 1200 N Federal Highway, Suite 200 Boca Raton, FL 33432	101,164,999	31.7

Christopher L. Kolb 1200 N Federal Highway, Suite 200 Boca Raton, FL 33432 Director, President	2,000,0002	*

All Officers and Directors as a group (3 persons)	2,000,000	*
____________
1
Includes 82,130,775 shares held by Franklin Frank, 14,143,825 shares held by Ruth Deutsch, Franklin Frank’s wife, 6,775,435 shares held by Franklin Frank and Ruth Deutsch as joint tenants, 11,675,145 shares held by Zaras Investments, Inc., a corporation controlled by Franklin Frank, and 3,400,000 shares held by LVDB, Inc., a corporation controlled by Franklin Frank.

2	Includes vested options to purchase 1,000,000 shares.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The largest beneficial owner of our stock, has loaned us money from time to time in order to fund our operations.  On May 14, 2010 a total of $268,113, representing principal and interest was converted into 18,775,435 shares of our common stock.  Mr. Frank has continued to loan us money from time to time and as of December 31, 2010, the principal amount of loans due to Mr. Frank was $267,500.  These loans accrue interest at an annual rate of 8%.

We do not have any independent directors.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees.

The aggregate fees billed for each of the last two fiscal years for professional services rendered by our independent registered public accounting firm for the audit of our annual consolidated financial statements and review of our financial statements included in our Forms 10-Q were $43,473 in 2010 and $15,500 in 2009.

Audit-Related Fees.

The aggregate fees billed in each of the last two fiscal years for assurance and related services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements, and are not reported above, were $0 in 2010 and $0 in 2009.

Tax Fees.

The aggregate fees billed in each of the last two fiscal years for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice, and tax planning were $0 in 2010 and $1,250 in 2009.  These services consisted of the preparation of our tax returns.

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

3.4	Bylaws (filed as an Exhibit to Company's registration statement on Form S-18 filed February 18, 1988 and incorporated herein by reference).

10	2009 Compensatory Stock Plan (filed as Exhibit 10 to the Company's Form 10Q filed May 10, 2010 and incorporated herein by reference)

10.1	Investment Agreement between the Company and Kodiak Capital Group, LLC (filed as Exhibit 10.1 to the Company's Form 8-K filed August 23, 2010 and incorporated herein by reference)

10.2	Registration Rights Agreement between the Company and Kodiak Capital Group, LLC (filed as Exhibit 10.2 to the Company's Form 8-K filed August 23, 2010 and incorporated herein by reference)

10.3	Consulting Agreement between the Company and Grandview Advisors Holding Corp. (filed as Exhibit 10.1 to the Company's Form 8-K filed September 8, 2010 and incorporated herein by reference)

10.4	Consulting Agreement between the Company and Sepod II, LLC (filed as Exhibit 10.2 to the Company's Form 8-K filed September 8, 2010 and incorporated herein by reference)

31.1	Rule 13a-14(a)/15d-14(a) Certification – President (principal executive officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32.1	Section 1350 Certifications - President (principal executive officer)

32.2	Section 1350 Certifications - Chief Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFE TECHNOLOGIES INTERNATIONAL, INC.

By:	/s/ Christopher L. Kolb
Christopher L. Kolb, President
Date: March 31, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Christopher L. Kolb
Christopher L. Kolb, Director and President (Principal Executive Officer)
Date: March 31, 2011

By:	/s/ Adria Bedell
Adria Bedell, Chief Financial Officer (Principal Financial Officer)
Date: March 31, 2011

By:	/s/ Alan B. Fleisher
Alan B. Fleisher, Director
Date: March 31, 2011

SAFE TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Safe Technologies International, Inc. Board of Directors and Stockholders

We have audited the accompanying consolidated balance sheets of Safe Technologies International, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Safe Technologies International, Inc. and Subsidiaries as of December 31, 2010 and 2009, and their results of operations and cash flows for years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has experienced recurring losses in 2010 and since inception. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ J.H. Cohn LLP

Roseland, New Jersey
March 31, 2011

Safe Technologies International, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2010	2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$45,461	$6,032
Accounts receivable, net of allowance for doubtful accounts of
$0 at December 31, 2010 and $200 at December 31, 2009	1,788	4,353
Prepaid expenses	18,650	5,692
Total current assets	65,899	16,077

PROPERTY AND EQUIPMENT:
Computer equipment	16,999	14,158
Less: Accumulated depreciation	(3,374)	(236)
Total property and equipment	13,625	13,922

Other assets	1,650	1,650
Total assets	$81,174	$31,649

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$58,886	$37,571
Notes and loans payable- related parties	267,500	92,764
Deferred revenue	-	145
Total current liabilities	326,386	130,480

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock, $.00001 par value, 600,000,000 shares authorized; 326,204,814 shares and 276,429,379 shares issued and outstanding at December 31, 2010
and December 31, 2009, respectively	3,263	2,765
Additional paid-in capital	10,234,480	9,689,562
Subscriptions receivable	(77,598)	-
Accumulated deficit	(10,405,357)	(9,791,158)

Total stockholders' deficit	(245,212)	(98,831)

Total liabilities and stockholders' deficit	$81,174	$31,649
See the accompanying notes to consolidated financial statements

Safe Technologies International, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2010	2009

Revenues	$124,570	$18,507

Cost of operations	88,814	28,801

Gross profit (loss)	35,756	(10,294)

Selling, general and administrative expenses	637,617	220,242

Operating loss	(601,861)	(230,536)

Interest expense - related party	(12,338)	(158,505)

Loss before provision for income taxes	(614,199)	(389,041)

Income taxes	-	-

Net loss	$(614,199)	$(389,041)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	295,191,367	154,612,689

See the accompanying notes to consolidated financial statements

Safe Technologies International, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficit
For the Years Ended December 31, 2010 and 2009

	Number of	Common	Additional	Subscriptions	Accumulated
	Shares	Stock	Paid-in Capital	Receivable	Accumulated Deficit	Total

BALANCE, December 31, 2008	93,263,160	$933	$7,462,196	$-	$(9,402,117)	$(1,938,988)

Net loss for the year	-	-	-	-	(389,041)	(389,041)
Common stock issued for reverse split rounding	128	-	-	-	-	-
Common stock issued for debt conversion	180,811,840	1,808	2,167,934	-	-	2,169,742
Common Stock issued for equipment	654,251	7	14,151	-	-	14,158
Stock compensation expense	-	-	7,689	-	-	7,689
Stock issued for services	1,700,000	17	37,592	-	-	37,609
BALANCE, December 31, 2009	276,429,379	2,765	9,689,562	-	(9,791,158)	(98,831)

Net loss for the year	-	-	-	-	(614,199)	(614,199)
Common stock issued for debt conversion	18,775,435	188	267,925	-	-	268,113
Issuance of common stock for cash	2,240,184	22	35,623	-	-	35,645
Issuance of subscribed common stock	7,759,816	78	77,520	(77,598)	-	-
Stock compensation expense	-	-	36,673	-	-	36,673
Stock issued for services	21,000,000	210	127,177	-	-	127,387
BALANCE, December 31, 2010	326,204,814	$3,263	$10,234,480	$(77,598)	$(10,405,357)	$(245,212)

See the accompanying notes to consolidated financial statements

Safe Technologies International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(614,199)	$(389,041)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	3,138	236
Bad debt expense	-	(442)
Issuance of common stock for services	127,387	37,609
Stock compensation expense	36,673	7,689
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	2,565	(2,651)
Increase in prepaid expenses	(12,958)	(5,692)
Increase in other assets	-	(711)
Increase in accounts payable and accrued expenses	21,315	168,653
Decrease in deferred revenue	(145)	(438)
Net cash used in operating activities	(436,224)	(184,788)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,841)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock, net of offering costs	35,645	-
Borrowings from stockholder	442,849	186,864
Net cash provided by financing activities	478,494	186,864

Net increase in cash and cash equivalents	39,429	2,076
Cash and cash equivalents beginning of year	6,032	3,956
Cash and cash equivalents end of year	$45,461	$6,032

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of equipment with issuance of 654,251 shares common stock	$-	$14,158
Issuance of subscribed common stock	$77,598	$-
Stock split 10:1	$-	$8,393
Conversion of note payable to common stock-related party	$268,113	$2,169,742

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

Principles of consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Total Micro Computers, Inc., Connect.ad, Inc., Connect.ad Services, Inc. and Internet Associates International, Inc. and have been prepared in accordance with U.S. generally accepted accounting principles, under the rules and regulations of the U.S. Securities and Exchange Commission (SEC). All inter-company transactions and balances have been eliminated in consolidation.

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

Income taxes
The Company adopted the new accounting for uncertainty in income taxes guidance on January 1, 2009. The adoption of that guidance did not result in the recognition of any unrecognized tax benefits and the Company has no unrecognized tax benefits at December 31, 2010. The Company’s U.S. Federal and state income tax returns prior to fiscal year December 31, 2007 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

The Company recognizes interest and penalties associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the consolidated balance sheets.

Net loss per common share
Basic net loss per common share is computed using the weighted average number of common shares outstanding during each period presented. Diluted net loss per common share is computed by using the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares represent the incremental common shares issuable for stock options.  There were options to acquire 6,000,000 shares of common stock outstanding as of December 31, 2009 and 2010.

On June 18, 2009, the directors adopted, and the stockholders approved, proposals to amend the Company’s Certificate of Incorporation to effect a 10-to-1 reverse stock split.  As a result of the 10-to-1 reverse stock split, all share and per share information has been revised to give retroactive effect to the stock split.

Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses approximate fair value due to the immediate or short-term maturity of these financial instruments.  The fair value of notes and loan payables is determined using current applicable rates which approximate market rates of such debt.

Concentrations of Risk
The Company’s revenues are primarily derived from IT services and hosting, the market for which is highly competitive and rapidly changing. Significant changes in this industry or changes in customer buying behavior could adversely impact our operating results. The Company’s concentrations of credit risk are principally in revenues and accounts receivable.  During the year ended December 31, 2010, approximately 63% of the Company’s revenues were earned from one customer. Accounts receivable from this customer amounted to $700 as of December 31, 2010.  During the year ended December 31, 2009, approximately 47% of the Company’s revenues were earned from three customers.  Accounts receivable from one of these three customers amounted to $2,643 as of December 31, 2009.  The Company periodically reviews the credit quality of its customers and does not require collateral. The Company relies on equipment and software purchased from third parties to provide its hosting services.  This equipment and software may not continue to be available on commercially reasonable terms to meet our business needs. Any errors or defects in third party equipment and software could result in errors or a failure of our service, which could harm our business. Indemnification from equipment and software providers, if any, would likely be insufficient to cover any damage to our business or our customers resulting from such failures.

Recently Issued Accounting Standards
In October 2009, the Financial Accounting Standards Board (“FASB”) issued guidance on “Multiple Deliverable Revenue Arrangements,” updating ASC 605 “Revenue Recognition.” This standard provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company does not expect the adoption of this guidance to have an impact on its consolidated financial statements and disclosures.

In October 2009, the FASB issued ASC 985-605, “Software Revenue Recognition.” This guidance changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple deliverables. The amendments in this guidance are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company does not expect the adoption of this guidance to have an impact on its consolidated financial statements and disclosures.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements,” which clarifies certain existing requirements in ASC 820 “Fair Value Measurements and Disclosures,” and requires disclosures related to significant transfers between each level and additional information about Level 3 activity.  FASB ASU 2010-06 begins phasing in the first fiscal period beginning after December 15, 2009.  The Company’s adoption of this guidance did not have an impact on its consolidated financial statements and disclosures.

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This ASU codifies the consensus reached in EITF Issue No. 08-9, “Milestone Method of Revenue Recognition.” The amendments to the Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive.  ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply 2010-17 retrospectively from the beginning of the year of adoption. The Company’s adoption of this guidance did not have an impact on its consolidated financial statements and disclosures.

In April 2010, the FASB has issued ASU No. 2010-12, Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts. This ASU updates the FASB Accounting Standards Codification for the SEC Staff Announcement, Accounting for the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act. This announcement provides guidance on the accounting effect, if any, that arises from the different signing dates between the Health Care and Education Reconciliation Act of 2010, which is a reconciliation bill that amends the Patient Protection and Affordable Care Act (collectively the "Acts").  This application of this guidance did not have an impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE 3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses, an accumulated deficit, has a net capital deficiency and is currently unable to generate sufficient cash flow to meet its obligations and sustain its operations. A major stockholder of the Company has been funding, and continues to fund at his discretion, the Company’s operations. These conditions raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is introducing new commerce into the Company including a full suite of hosting services and solutions aimed at small and mid-sized businesses that they believe will meet their unique IT needs. The Company is also contemplating expanding operations and market presence by entering into business combinations, investments or alliances with third parties. There can be no assurance that they will be successful in overcoming the risks or establishing such new commerce, business combinations or expansion and that the Company would be able to continue its operations without continued support from its major stockholder.

NOTE 4. NOTES AND LOANS PAYABLE - RELATED PARTIES

At December 31, 2010 and 2009, total notes and loans payable consisted of the following:

	2010	2009

Notes and loans payable to principal stockholders, unsecured, and due upon demand, with interest at an annual rate of 8%. Upon default,
the notes and loans begin accruing interest at an annual rate of 18%	$267,500	$92,764

Interest expense – related party was $12,338 and $158,505 for the years ended December 31, 2010 and 2009, respectively.

During the year ended December 31, 2009, certain principal stockholders of the Company converted $1,810,000 of loans and $359,742 of accrued interest on those loans into 180,811,840 shares of common stock.  During the year ended December 31, 2010, certain principal stockholders of the Company converted $268,113 principal and accrued interest into 18,775,435 shares of common stock.  See Note 5. – Stockholders’ Deficit.

NOTE 5. STOCKHOLDERS’ DEFICIT

All of the Company’s authorized capital stock consists of common stock. As of December 31, 2010, the Company had authorized 400,000,000 shares of common stock, par value $.00001 per share. In 2011, the Company’s directors and stockholders approved an additional amendment to our Certificate of Incorporation to increase our total number of authorized shares from 400,000,000 shares to 600,000,000 shares, all of which are common stock.   As of December 31, 2010 and 2009, there were 318,444,998 and 276,429,379 shares issued and outstanding, respectively. Each holder of the Company’s common stock is entitled to one vote for each share held of record on all matters submitted to the vote of stockholders, including the election of Directors. All voting is non-cumulative, which means that the holder of fifty percent (50%) plus one share, can in voting for the election of Directors, elect all Directors. The holders of common stock are entitled to receive pro-rata dividends, when and as declared by the Board of Directors in its discretion, out of funds legally available therefore. Payment of dividends will depend on the Company’s financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant. The Company has never paid any dividends and the Board has no plans for the payment of future dividends at this time.

Conversion of Stockholder Loans
Effective August 31, 2009, certain principal stockholders of the Company converted $1,810,000 of loans and $359,742 of accrued interest on those loans into 180,811,840 shares of common stock at an average price of $.012 per share, as determined by an average of the fair market value of the shares over a twenty day period prior to the conversion date.  During 2010, certain principal stockholders of the Company converted $268,113 principal and accrued interest into 18,775,435 shares of common stock at an average price of $.014 per share, as determined by an average of the fair market value of the shares over a twenty day period prior to the conversion date.

Issuance of Common Stock for Services
During, 2009, the Company issued 700,000 shares of common stock valued at $23,089 as consideration for legal services provided.  In connection with the arrangement, the Company realized discounts totaling $10,382 for legal services provided during the year ended December 31, 2010.

In August 2009, the Company issued 1,000,000 shares of common stock valued at $14,520 to its President, who filled that position as an independent contractor, as consideration for services provided.  The fair value of the shares was charged to expense on the date of issuance.

In September 2010, the Company issued 1,000,000 shares of common stock valued at $9,657 as consideration for legal services rendered.

In September 2010, we issued an aggregate of 20,000,000 shares of common stock valued at $184,714 as consideration for financial advisory, strategic business planning, and investor and public relations services to be provided over a six month period beginning in September 2010.  The Company recognized $117,730 of expense during the year ended December 31, 2010 representing the pro rata portion of the services provided during 2010.

Issuance of Common Stock for the Purchase of Equipment
In December 2009, the Company issued 654,251 shares of its common stock valued at $0.022 per share based on their fair value on the date of grant to an officer of the Company for the purchase of computer equipment.  The fair value of the common stock price was determined based on the average of the fair market value of the Company’s common stock over a seven-day period prior to the conversion date.

Equity Facility
On August 17, 2010, the Company entered into an Investment Agreement with Kodiak Capital Group, LLC (“Kodiak”).  Pursuant to the Investment Agreement, Kodiak has committed to purchase up to $5,000,000 of the Company’s common stock over thirty-six months (the “Equity Facility”).  The aggregate number of shares issuable by the Company and purchasable by Kodiak under the Investment Agreement will be determined by the purchase prices for the common stock, as determined under the terms of the Investment Agreement.  In December 2010, the Company issued 1,776,644 shares of common stock pursuant to the Equity Facility for gross proceeds of $38,327.  The Company incurred offering costs of $12,682, $10,000 of which were settled with the issuance of 463,540 shares of common stock.

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

We will not be entitled to put shares to Kodiak unless (a) there is an effective registration statement under the Securities Act to cover the sale of the shares to Kodiak, (b) the Company’s common stock continues to be quoted on the OTC Bulletin Board, or becomes listed on a national securities exchange, and (c) the issuance of the shares would not cause Kodiak’s beneficial ownership to exceed 4.99% of our outstanding shares. The Company’s registration statement filed with the SEC on Form S-1 was declared effective on November 29, 2010.

Subscribed Stock
In December 2010, in connection with the issuance of common stock pursuant to the Equity Facility, the Company issued 10,000,000 shares of common stock to Kodiak subject to cancellation by the Company until such time as the shares are purchased pursuant to the Equity Facility. The Company issued the shares in order to ensure prompt issuance of common stock pursuant to the terms of the Equity Facility.  As of December 31, 2010, 7,759,816 shares of these shares remained subject to cancellation.  The Company recorded the expected proceeds from the issuance of these shares as a subscription receivable, totaling $77,598 as of December 31, 2010.

NOTE 6. EQUITY BASED COMPENSATION

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

On December 21, 2009, the Company issued to its former Chief Financial Officer, options to purchase 2,000,000 shares of common stock for an exercise price of $ 0.015 valued at $59,293 as calculated using the Black-Scholes pricing model. The options vest 500,000 per year over 4 years. Such options expire on April 13, 2011.

During the years ended December 31, 2010 and 2009, option awards that have been issued to key personnel under the plan are as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value

Outstanding at December 31, 2008	-	-	-
Granted	6,000,000	$0.015	117 months	$-
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2009	6,000,000	0.015	117 months	$-
Granted	-
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2010	6,000,000	$0.015	105 months	$-
Exercisable at December 31, 2010	1,500,000	$0.015		$-

The options issued were valued based on the Black Sholes pricing model with the following assumptions for grants: dividend rate of 0%; risk-free interest rates of between 3.18% and 3.10% based on the U.S. Treasury yield curve in effect at the time of the grant; expected lives of 7-year under simplified method and average volatility rates of 185% to 196% based upon the Company’s stock price volatility. The Company recognized $36,673 and $7,689 of expense associated with the vesting of stock options during the years ended December 13, 2010 and 2009, respectively.

NOTE 7. INCOME TAXES

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes.  The Company had cumulative net operating loss carryforwards for income tax purposes at December 31, 2010 of approximately $8,429,000, expiring through December 31, 2024. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2010	2009
Current
Federal	$-	$-
State	-	-
Deferred
Federal	(206,898)	(131,998)
State	(22,089)	(14,093)
Change in valuation allowance	228,987	146,091
	$-	$-

The Company’s income tax rate computed at the statutory federal rate of 34% differs from its effective tax rate primarily due to permanent items, state taxes and the change in the deferred tax asset valuation allowance.

	December 31,
	2010	2009
Income tax at statutory rate	34.00%	34.00%
State income taxes, net of federal benefit	3.62	3.62
Permanent differences	(0.34)	(0.07)
Change in valuation allowance	(37.28)	(37.55)
Total	0.00%	0.00%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities are as follows:

	December 31,
	2010	2009
Net operating loss	$3,183,966	$2,955,602
Depreciation and amortization	31,278	44,380
Stock-based compensation	16,693	2,893
Reserves	339	414
Gross deferred tax assets:	3,232,276	3,003,289
Less: valuation allowance	(3,232,276)	(3,003,289)
Net deferred tax asset	$-	$-

NOTE 8. COMMITMENTS

Purchase Commitment
A non-cancelable purchase commitment which commenced in April 2009 relates to contracted services with our data center. The contract is for a period of 24 months with a commitment for 2011 of approximately $10,000. Charges in connection with the contract during the years ended December 31, 2010 and 2009 totaled $30,660 and $19,000, respectively, and are reflected in cost of operations on the accompanying consolidated financial statements.

Operating Lease
The Company rents office space in Boca Raton, Florida under a twelve-month lease that commenced on July 1, 2009 at a base rent of $2,800 per month. On June 30, 2010 the lease agreement was automatically renewed for a successive twelve-month period.  Rent expense for the years ended December 31, 2010 and 2009 was $36,327 and $17,486, respectively.

NOTE. 9 SUBSEQUENT EVENTS

In January and February of 2011, the Company collected gross proceeds of $17,158 from the sale of 1,714,592 shares of common stock included in subscriptions receivable as of December 31, 2010. In March 2011, the Company issued an additional 1,500,000 shares of common stock for net proceeds of $7,649.